Form 10-Q
period 1996-03-31
COASTAL PHYSICIAN GROUP INC
filed 1996-06-10
CIK 874787

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            Form 10-Q

  {X}  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended MARCH 31, 1996

                               OR

 { }   Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

       For the transition period from                   to


                Commission File Number 001-13460

                  COASTAL PHYSICIAN GROUP, INC.
     (Exact name of registrant as specified in its charter)


                 DELAWARE                 56-1379244
     (State or other jurisdiction of         (IRS Employer
     incorporation or organization)          Identification No.)

         2828 CROASDAILE DRIVE, DURHAM, NC         27705
     (Address of principal executive offices)          (Zip Code)

                              (919) 383-0355
       (Registrant's telephone number including area code)

                                      NONE
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     { } Yes         {X} No

As of April 30, 1996 there were outstanding 23,835,665 shares of common stock, par value $.01 per share.

                  COASTAL PHYSICIAN GROUP, INC.
                              INDEX



PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets
          Unaudited Consolidated Statements of Operations
          Unaudited Consolidated Condensed Statement of Cash Flows
          Notes to Consolidated Financial Statements (Unaudited)
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES




                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
     (In thousands of U.S. dollars, except per share data)

                                         March 31,     December
                                            1996          31,
                                                         1995
                                         (unaudite
                                             d)
                 Assets
Current assets:
 Cash and cash equivalents                    19,314         8,147
 Marketable securities                         8,476         9,303
 Trade accounts receivable, net              150,779       149,891
 Accounts receivable, other                   17,638        11,315
 Notes receivable from shareholders            1,791         1,879
 Refundable income taxes                         664        12,804
 Prepaid expenses and other current            5,759         3,882
assets
 Deferred income taxes                         4,265         4,265
      Total current assets                   208,686       201,486
Property and equipment, at cost, less
    accumulated depreciation                 32,008        33,441
Excess of cost over fair value of net
      assets acquired, net                   53,188        53,836
Deferred income taxes                          2,327         2,244
Other assets                                  19,013        22,050
      Total assets                           315,222       313,057

  Liabilities and Shareholders' Equity
Current liabilities:
 Current maturities and other short-term
      borrowings                              6,594         5,210
 Accounts payable                             19,588        19,600
 Accrued physicians fees and medical          37,100        38,468
costs
 Accrued expenses                             23,220        26,138
     Total current liabilities               86,502        89,416
Long-term debt, excluding current             93,773        77,270
maturities
      Total liabilities                      180,275       166,686
Shareholders' equity:
 Preferred stock $.01 par value; shares
      authorized 10,000; none issued or
      outstanding                               ---           ---
 Common stock $.01 par value; shares
      authorized 100,000; shares issued
      and outstanding 23,712 and
 23,754,   respectively                         238           238
 Additional paid-in capital                  142,618       142,345
 Retained earnings (accumulated deficit)     (8,104)         3,626
 Unrealized appreciation of available-
     for-sale securities                        195           162
      Total shareholders' equity             134,947       146,371
      Total liabilities and shareholders'
       equity                               315,222       313,057

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
     (In thousands of U.S. dollars, except per share data)

                                           Three months ended
                                                March 31,
                                           1996          1995

Operating revenue, net                       152,734       207,859

Costs and expenses:

 Physician and other provider services       113,565       144,164
 Medical support services                     24,177        30,979
 Selling, general and administrative          24,901        21,336
      Total costs and expenses               162,643       196,479

Operating income (loss)                      (9,909)        11,380

Other income (expense):
 Interest expense                            (2,103)       (1,165)
 Interest income                                 125           193
 Other, net                                      157            21
      Total other expense                    (1,821)         (951)

Income (loss) before income taxes           (11,730)        10,429

Provision for income taxes                       ---         4,062

Net income (loss)                           (11,730)         6,367

Net income (loss) per share                   (0.49)          0.27

Weighted average number of shares
 outstanding                                 23,791        23,539

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                 (In thousands of U.S. dollars)

                                           Three months ended
                                                March 31,
                                           1996          1995

Net cash (used in) provided by
 operating activities                      (10,728)         4,868

Cash flows from investing activities:
 Sales (purchases) of marketable
    securities and investments, net           4,873       (1,511)
 Purchases of property and equipment,          (782)      (11,659)
    net
 Acquisition of subsidiaries, net of
    cash acquired                               ---      (12,412)
 Disposition of subsidiaries, net of
    cash disposed                             (322)           ---
          Net cash provided by (used
          in)investing activities             3,769      (25,582)

Cash flows from financing activities:
 Repayments of long-term debt                (1,290)         (676)
 Borrowings on long-term debt                 19,165        18,478
 Net proceeds from issuances of common
    stock                                       251           636
          Net cash provided by
          financing activities               18,126        18,438

          Net increase (decrease) in
        cash and cash equivalents            11,167       (2,276)

Cash and cash equivalents at beginning
    of period                                 8,147        14,286
Cash and cash equivalents at end of
    period                                   19,314        12,010


Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
    the period for:
             Interest                          1,673         1,210
             Income taxes                   (12,155)       (4,235)



  See accompanying notes to consolidated financial statements.
                  COASTAL PHYSICIAN GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


(1)   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Coastal Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

(2)   COMMITMENTS AND CONTINGENCIES

The Company procures professional liability insurance coverage on behalf of its operating subsidiaries on a claims-made basis. The insurance contracts specify that coverage is available only during the term of each insurance contract. Management of the Company intends to renew the existing claims-made policies annually and expects to be able to obtain such coverage. When coverage is not renewed, the subsidiary companies purchase an extended reporting period endorsement to provide professional liability coverage for losses incurred prior to, but reported subsequent to, the termination of the claims-made policies.

The Company and its independent contractor physicians obtain their professional liability insurance coverages from various insurance carriers. Several insurance carriers who underwrote certain portions of these coverages from 1986 to 1992 have announced a moratorium on the payment of claims or have established plans to pay claims in the future based on formal plans of arrangement. As of March 31, 1996, the Company had approximately $2,800,000 in receivables relating to certain claims for which reimbursement is still pending and anticipates that substantially all of these amounts will be collected in full from the carriers. The Company includes these receivables in other assets in the accompanying consolidated balance sheets.

The Company is a defendant in certain lawsuits by certain shareholders with respect to representations concerning the

                  COASTAL PHYSICIAN GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


Company's operations and prospects. The Company believes these lawsuits are without merit, intends to vigorously defend its position, and does not expect such litigation to have a material adverse effect on the Company's financial position or results of operations.

An operating subsidiary of the Company is a defendant in a lawsuit regarding billings to and collections from certain Federal government insurance programs. The Company and its counsel are reviewing this lawsuit and, at this time, exposure to the Company is indeterminable.

In addition, as of March 31, 1996, certain of the Company's operating subsidiaries were defendants in various malpractice and other lawsuits. Management believes that these lawsuits should not result in judgments which, after consideration of professional liability and general insurance coverage, would have a material adverse effect on the Company's financial position or results of operations.

(3) SENIOR CREDIT FACILITY

During the first quarter of 1996, the Company had a senior credit facility ( the "Senior Credit Facility") with a group of commercial lenders pursuant to which the Company could borrow (prior to the restructuring described below) up to $161,750,000, consisting of a $50,000,000 three-year revolving credit facility to be used for working capital purposes (the "Working Capital Facility") and a $111,750,000 seven-year reducing revolving credit facility to be used for acquisitions (the "Acquisition Facility"). Borrowings outstanding as of March 31, 1996 under these facilities were $45,875,000 and $36,625,000, respectively.

As of March 31, 1996, due primarily to the operating loss generated for the three months ended December 31, 1995, the Company was in violation of certain financial covenants under the Senior Credit Facility. A number of temporary waivers of default and any resulting events of default have been received by the Company, the latest through May 31, 1996. On May 29, 1996, the Company entered into new credit agreements which restructured the existing Acquisition and Working Capital facilities and provide the Company up to $40,000,000 of additional borrowing

                  COASTAL PHYSICIAN GROUP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (UNAUDITED)


availability under a new facility (the "Overline Facility"). Under the terms of the restructured existing Senior Credit Facility (the "Restructured Facility"), outstanding amounts under the Working Capital Facility were transferred to the Acquisition Facility, the Working Capital Facility was canceled and no additional borrowings are permitted under the Acquisition Facility. The Restructured Facility and the Overline Facility require total principal payments of at least $40,000,000 by January 2, 1997, at which time the availability of additional working capital borrowings under the Overline Facility declines to $10,000,000. Outstanding amounts under the Restructured Facility and the Overline Facility are due on July 1, 1997. Interest on loans under the Restructured Facility and the Overline Facility will accrue at the agent bank's prime rate plus 1.5% and 2.0%, respectively, payable monthly in arrears.

The Overline Facility prohibits borrowings for purposes other than working capital requirements, requires compliance with other financial covenants and imposes limitations on certain investments, dispositions of assets, additional indebtedness and capital expenditures. As collateral for the loans, the Company has granted a security interest in substantially all of its assets, including substantially all of its trade accounts receivable and contract rights, and has provided a guaranty from, and pledged the common stock of, substantially all of the Company's subsidiaries. The Company has also granted common stock purchase warrants to the lenders entitling them to purchase at par value (over a vesting period) up to 5% of its fully diluted common stock. A portion of the warrants may be canceled by repayment of certain loan principal amounts by certain dates.







                  COASTAL PHYSICIAN GROUP, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion provides an assessment of the Company's results of operations, liquidity and capital resources, and trends and uncertainties, and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

FIRST  QUARTER ENDED MARCH 31, 1996 COMPARED TO THE FIRST QUARTER
ENDED MARCH 31, 1995.

Net operating revenue ("operating revenue") decreased 26.5% for the first quarter of 1996 to $152,734,000 from $207,859,000 in the first quarter of 1995. The decrease in operating revenue due to dispositions completed since the first quarter of 1995 for which prior periods' results were not restated was approximately $54,349,000 or 26.1%. This decrease was primarily due to the sale of 47 of the Company's south Florida clinics on November 30,
1995.   The  increase  in operating revenue due  to  acquisitions
completed since the first quarter of 1995 for which prior periods' results were not restated was approximately $11,036,000
or  5.3%.   This  increase was primarily due to the  purchase  of
Better  Health  Plan,  Inc. ("BHP") on May  5,  1995.   Operating
revenue not related to disposed or acquired entities decreased approximately $11,812,000 or 5.7%. Higher contract attrition rates and less new business development in the Company's hospital-based contract management division were the primary factors in lower operating revenue in the first quarter of 1996 as compared to the first quarter of 1995 when disposition and acquisition-related revenues are excluded.

Operating expenses decreased 17.2% to $162,643,000 in the first quarter of 1996 from $196,479,000 in the first quarter of 1995. The net decrease in operating expenses due to dispositions and acquisitions completed since the first quarter of 1995 for which prior periods' results were not restated was approximately $38,746,000 or 19.7%. Operating expenses not related to disposed or acquired entities increased approximately $4,910,000 or 2.5%. This increase is primarily a result of increased expenses associated with the growth in the number of enrollees in each of the Company's existing health maintenance organizations ("HMO's") in North Carolina and Florida, increased investments in information technology, and reduced operating margins in the hospital-based contract management and billing and collections business. Higher contract attrition and lower new business development (as discussed above), and higher physician compensation expense and the continued adverse trend in collection experience, contributed to the variance between these quarters.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $9,909,000 for the first quarter of 1996, compared to operating income of $11,380,000 in the first quarter of 1995.

Other expenses increased 91.5% or $870,000 in the first quarter of 1996 to $1,821,000 as compared to $951,000 in the first quarter of 1995. An increase in interest expense of $938,000 was the primary component of the change in other expenses. Increased interest expense reflects additional borrowings at higher average interest rates required primarily to fund operating activities. Borrowings for operating activities were at higher levels during the first quarter of 1996 compared to the same period in 1995 due primarily to operating losses.

The provision for income taxes decreased to $0 for the first quarter of 1996 from an expense of $4,062,000 for the first quarter of 1995. The Company expects to record no tax expense or benefit until the Company recognizes profits in the future.

Overall, the Company incurred a net loss of $11,730,000 in the first quarter of 1996 as compared to net income of $6,367,000 in the first quarter of 1995 for the reasons discussed above.

Weighted average shares outstanding increased 1.1% from 23,539,000 shares in the first quarter of 1995 to 23,791,000 shares in the first quarter of 1996 primarily as a result of shares issued in connection with the exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

Compared to the prior year period, the Company has significantly increased its borrowings under the Senior Credit Facility. As of March 31, 1996 borrowings under the Working Capital Facility were $45,875,000 compared to borrowings of $28,500,000 as of March 31, 1995. This increase resulted primarily from borrowings to fund operating activities during the period between the two dates. Net cash used in operating activities for the three months ended March 31, 1996 was $10,728,000 as compared to net cash provided by operating activities for the three months ended March 31, 1995 of $4,868,000. Operating losses, increases in days in accounts receivable and required capital to fund the Company's start-up HMO and prepaid health services plan ("PHSP") in North Carolina and New York have contributed to the negative operating cash flow for the three months ended March 31, 1996. Borrowings under the Acquisition Facility also increased significantly from $27,457,000 as of March 31, 1995 to $36,625,000 as of March 31,
1996. The largest component of this increase resulted from borrowings to purchase BHP on May 5, 1995, and other purchases, net of paydowns resulting from the divestiture of certain south Florida clinic operations on November 30, 1995.

The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from amounts available under its Overline Facility, other means described below and cash generated from operations. The Company is implementing a management action plan and has entered into a contract with a specialized unit of Price Waterhouse LLP to assist the Company in implementing the plan under which named representatives of Price Waterhouse LLP have been designated as plan managers. The plan managers have broad authority to implement the plan and affect operation of the Company's businesses, and report directly to a special committee composed of the independent members of the Board of Directors. The management action plan requires review of all aspects of the Company's business units (beginning with the contract management and billing operations) and the implementation of actions to improve cash flow characteristics, profitability and contributions to the Company's overall financial and strategic objectives. The primary objectives of these actions are to generate increased cash flow to repay debt and to improve the Company's financial results. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity, thus increasing its reliance on financing under the Overline Facility and decreasing the likelihood of cancellation of part of the warrants.

In addition to restructuring its credit facilities and implementation of a management action plan, the Company recently engaged an investment banker to assist in the exploration of potential strategic alternatives for optimizing equity value, providing additional liquidity, meeting debt repayment obligations under the Restructured Facility and Overline Facility on January 2, 1997 and refinancing of the Restructured Facility and Overline Facility before July 1997. The investment banker, the plan manager, as well as other outside consultants, are expected to advise the Company as to possible actions that could include the sale, divestiture or spin off of subsidiaries or operating divisions, the pursuit of asset-based or other new debt financing, potential equity offerings, or some combination of such alternatives. Management currently anticipates that it will be necessary to sell certain of the Company's assets in order to repay the $40,000,000 due under the Restructured Facility and Overline Facility on January 2, 1997.

TRENDS AND UNCERTAINTIES

The Company experienced revenue declines in the first quarter of 1996 as compared to the first quarter of 1995 when excluding revenues related to recent dispositions and acquisitions. The primary reasons behind this trend include higher contract attrition and lower new business development in the hospital-based contract management division. In response to these issues, the Company has recently reorganized the management team in this division.

The Company experienced lower operating margins during the first quarter of 1996 compared to the first quarter of 1995. The operating margin for the quarter ended March 31, 1996 was negative 6.5% versus a positive 5.5% for the same period in the prior year. These lower operating margins were primarily due to increased allowances for contractual adjustments and uncollectibles and higher physician compensation expenses as compared to revenues in the hospital-based contract management division.

The Company operates in an industry characterized by consolidation and combination led by a number of major health care companies. The Company completed numerous acquisitions during 1994 and 1995, but is now directing its primary efforts to improvements in existing operations with reduced activity relating to potential acquisitions. This change in strategy is due to the deterioration in revenue growth, increases in costs and the associated operating losses incurred in the Company's traditional lines of business, as well as the relative rising cost of, and potential limited access to, capital necessary for acquisitions.

The Company is continuing to incur substantial expansion and operating costs in its start-up health plans in North Carolina and New York and in its established HMO in north Florida. Profitable future results for these entities are largely dependent on successful regulatory approval for expansion into new markets. These approval processes, which are the domain of the respective state (and in some cases, local) regulators, can increasingly be characterized as evolving and difficult to precisely predict. This raises the prospect of potential delays in obtaining the desired approvals on a timely basis. The Company will continue to closely monitor developments in this area.

The Company believes successful competition in the health care industry will increasingly require sophisticated information systems to rapidly provide a broad range of data related to both clinical and financial aspects of medical practice. The Company has consequently committed to substantial costs over the next ten years in information technology related to clinical management information systems, computerized billing operations, and its own internal financial reporting systems.

If the Company is unable to return to profitability and increase cash flow in the near term, it is possible that the Company may become unwilling or unable to continue to sustain the losses from its start-up managed care operations and provider network development in North Carolina, to continue to fund its significant investments in information technology, or to provide the working capital necessary to support growth in revenues in any of its existing lines of business. The impairment of the Company's ability to continue these initiatives could limit the Company's ability to realize its strategic and financial goals, as well as lead to pursuit of possible divestiture of managed care or other selected assets. As mentioned above, the Company recently engaged an investment banker to assist in the exploration of such potential actions.

Developments in the health care industry in general are also expected to impact the Company's financial performance and operating strategy. These developments include trends of medical expenses in HMOs and other businesses where the risk of higher medical costs is assumed, as well as changing levels of
utilization    in    hospital-based   and   clinic    operations.
Additionally, the Company will continue to monitor proposed changes in premiums and levels of reimbursement from payors including HMOs, insurance companies, Medicare and Medicaid.

The Company will seek to continue to serve as a leading health care delivery system integrator in targeted markets. The Company believes that the organization of physicians in various arrangements ranging from independent contractors in emergency departments to employees in the Company's clinics is the correct strategy as providers shift to a more influential role in the country's health care delivery system.

PART II - OTHER INFORMATION


ITEM 6. - Exhibits and Reports on Form 8-K

(a)Exhibits - None


(b)Reports on Form 8-K- None




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COASTAL PHYSICIAN GROUP, INC.
                                   (Registrant)



Date: June 10, 1996                By: /S/STEPHEN D. CORMAN
                                      Stephen D. Corman
                                        Director, Executive Vice
                                        President and Chief
                                        Financial Officer




Date: June 10, 1996                By: /S/TIMOTHY W. TROST
                                      Timothy W. Trost
                                        Vice President, Corporate
                                        Controller and Chief
                                        Accounting Officer