Form 10-Q
period 1996-06-30
COASTAL PHYSICIAN GROUP INC
filed 1996-08-14
CIK 874787

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                          Form 10-Q



  {X}    Quarterly Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934

        For the quarterly period ended JUNE 30, 1996

                             OR

   { }    Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

    For the transition period from           to _________


              Commission File Number 001-13460


                  COASTAL PHYSICIAN GROUP, INC.
   (Exact name of registrant as specified in its charter)

 DELAWARE                                         56-1379244
 (State or other jurisdiction of               (IRS Employer
incorporation or organization)           Identification No.)

 2828 CROASDAILE DRIVE, DURHAM, NC                    27705
Address of principal executive offices)           (Zip Code)

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

                  { } Yes           {X} No

As of July 31, 1996 there were outstanding 23,862,146 shares of common stock, par value $.01 per share.




              COASTAL  PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December
           31, 1995 and June 30, 1996 (Unaudited)
        Unaudited Consolidated Statements of
           Operations
        Unaudited Consolidated Condensed
           Statements of Cash Flows
        Notes to Consolidated Financial Statements
           (Unaudited)
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES

                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
     (In thousands of U.S. dollars, except per share data)

                                          June 30,     December
                                            1996          31,
                                                         1995
                                         (unaudite
                                             d)
                 Assets
Current assets:
 Cash and cash equivalents                    11,455         8,147
 Marketable securities                         7,543         9,303
 Trade accounts receivable, net              135,550       149,891
 Accounts receivable, other                   16,298        11,315
 Notes receivable from shareholders            1,791         1,879
 Refundable income taxes                         ---        12,804
 Prepaid expenses and other current            9,584         3,882
assets
 Deferred income taxes                         4,265         4,265
      Total current assets                   186,486       201,486
Property and equipment, at cost, less
    accumulated depreciation                 25,036        33,441
Excess of cost over fair value of net
      assets acquired, net                   52,557        53,836
Deferred income taxes                          2,327         2,244
Other assets                                  20,231        22,050
      Total assets                           286,637       313,057

  Liabilities and Shareholders' Equity
Current liabilities:
 Current maturities and other short-term
      borrowings                              46,892         5,210
 Accounts payable                             16,334        19,600
 Accrued physicians fees and medical          33,081        38,468
costs
 Accrued expenses                             21,894        26,138
     Total current liabilities              118,201        89,416
Long-term debt, excluding current             57,180        77,270
maturities
      Total liabilities                      175,381       166,686
Shareholders' equity:
 Preferred stock $.01 par value; shares
      authorized 10,000; none issued or
      outstanding                                ---           ---
 Common stock $.01 par value; shares
      authorized 100,000; shares issued
      and outstanding 23,862 and 23,754,
respectively                                    239           238
 Additional paid-in capital                  142,945       142,345
Common stock warrants                           987           ---
 Retained earnings (accumulated deficit)    (32,964)         3,626
 Unrealized appreciation of available-
     for-sale securities                         49           162
      Total shareholders' equity             111,256       146,371
      Total liabilities and shareholders'
       equity                               286,637       313,057

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
     (In thousands of U.S. dollars, except per share data)

                                           Three months ended
                                                June 30,
                                           1996          1995

Operating revenue, net                       146,038       211,342

Costs and expenses:

 Physician and other provider services       114,127       161,250
 Medical support services                     23,094        35,761
 Selling, general and administrative          31,215        26,737
      Total costs and expenses               168,436       223,748

Operating loss                              (22,398)      (12,406)

Other income (expense):
 Interest expense                            (2,124)       (1,886)
 Interest income                                  77           274
 Other, net                                    (415)       (2,302)
      Total other expense                    (2,462)       (3,914)

Loss before income taxes                    (24,860)      (16,320)

Benefit for income taxes                         ---       (5,829)

Net loss                                    (24,860)      (10,491)

Net loss per share                            (1.04)        (0.44)

Weighted average number of shares
 outstanding                                  23,839        23,657

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
     (In thousands of U.S. dollars, except per share data)

                                            Six months ended
                                                June 30,
                                           1996          1995

Operating revenue, net                       298,772       419,201

Costs and expenses:

 Physician and other provider services       227,692       305,414
 Medical support services                     47,271        66,740
 Selling, general and administrative          56,116        48,073
      Total costs and expenses               331,079       420,227

Operating loss                              (32,307)       (1,026)

Other income (expense):
 Interest expense                            (4,227)       (3,051)
 Interest income                                 202           467
 Other, net                                    (258)       (2,281)
      Total other expense                    (4,283)       (4,865)

Loss before income taxes                    (36,590)       (5,891)

Benefit for income taxes                         ---       (1,767)

Net loss                                    (36,590)       (4,124)

Net loss per share                            (1.54)        (0.17)

Weighted average number of shares
 outstanding                                  23,815        23,598

  See accompanying notes to consolidated financial statements.




                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                 (In thousands of U.S. dollars)

                                            Six months ended
                                                June 30,
                                           1996          1995

Net cash used in operating activities       (27,417)       (2,887)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                              5,660         2,983
Sales (purchases) of property and
equipment, net                                4,208      (16,689)
 Acquisition of subsidiaries, net of
    cash acquired                               ---      (41,458)
 Disposition of subsidiaries, net of
    cash disposed                              (82)           ---
          Net cash provided by (used
          in)investing activities             9,786      (55,164)

Cash flows from financing activities:
 Repayments of long-term debt                (8,786)       (5,523)
 Borrowings on long-term debt                 30,704        63,045
Cash payments for debt issue costs          (1,558)           ---
 Net proceeds from issuances of common
    stock                                       579         1,104
          Net cash provided by
          financing activities               20,939        58,626

                  Net increase in cash and cash
equivalents                                   3,308           575

Cash and cash equivalents at beginning
    of period                                 8,147        14,286
Cash and cash equivalents at end of
    period                                   11,455        14,861


Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
      the period for:
             Interest                          4,586         2,916
             Income taxes                   (12,993)       (1,722)



  See accompanying notes to consolidated financial statements.





                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


(1)   Basis Of Presentation

The accompanying consolidated financial statements of Coastal Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

(2)   Commitments And Contingencies

The   Company  procures  professional  liability   insurance
coverage on behalf of its operating subsidiaries on a claims-made basis. The insurance contracts specify that coverage
is   available  only  during  the  term  of  each  insurance
contract.   Management of the Company presently  intends  to
renew claims-made coverage annually and expects to be able to obtain such coverage. When coverage is not renewed, the subsidiary companies purchase an extended reporting period endorsement to provide professional liability coverage for losses incurred prior to, but reported subsequent to, the termination of the claims-made policies.

The Company and its independent contractor physicians obtain their professional liability insurance coverages from various insurance carriers. Several insurance carriers who underwrote certain portions of these coverages from 1986 to 1992 have announced a moratorium on the payment of claims or have established plans to pay claims in the future based on formal plans of arrangement. As of June 30, 1996, the Company had approximately $2,800,000 in receivables relating to certain claims for which reimbursement is still pending and anticipates that substantially all of these amounts will be collected in full from the carriers. The Company includes these receivables in other assets in the accompanying consolidated balance sheets.



                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


(3)  Litigation

The Company is a defendant in certain lawsuits by certain shareholders with respect to representations concerning the Company's operations and prospects. The Company believes these lawsuits are without merit, intends to vigorously defend its position, and does not expect such litigation to have a material adverse effect on the Company's financial position or results of operations.

An operating subsidiary of the Company is a defendant in a lawsuit regarding billings to and collections from certain Federal government insurance programs. The Company and its counsel are reviewing this lawsuit and, at this time, exposure to the Company is indeterminable.

Simultaneous with the initiation of a proxy contest, in July 1996, Dr. Steven M. Scott, a director and shareholder of the Company and who, until being placed on sabbatical leave by the Board of Directors in May of 1996, was the President and Chief Executive Officer of the Company, and Dr. Bertram E. Walls, a director of the Company, commenced, on their own behalf and derivatively on behalf of the Company, an action against the Company and certain of its directors and officers. The plaintiffs allege, among other things, that certain Board members and officers breached their fiduciary duties and wasted corporate assets by removing Dr. Scott from his position as President and Chief Executive Officer of the Company and by approving the entry by the Company into an employment agreement with Mr. Joseph G. Piemont. The plaintiffs allege that these actions were taken to wrongfully remove Dr. Scott and to enrich the defendants at the expense of the Company and its stockholders, and that these and other recent actions of the Board of Directors, including the approval of efforts to sell certain corporate assets, were taken in breach of the Board of Directors' duty of care. The Company believes the lawsuit is without merit and intends to vigorously defend its position.

The Company has filed an answer and counterclaims in response to the action. The counterclaims allege, among other things, that Dr. Scott breached his fiduciary duties to the Company and engaged in a scheme to tortiously interfere with and damage the Company's business.

                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


Although the Company believes the lawsuit commenced by Drs. Scott and Walls is without merit, it also believes that such litigation, even if successfully defended, is likely to cause the Company to incur costs which would have an adverse effect on the Company's financial position and results of operations. Such litigation and related costs are currently estimated at approximately $2.75 million.

In addition, as of June 30, 1996, certain of the Company's operating subsidiaries were defendants in various malpractice and other lawsuits. Management believes that these lawsuits should not result in judgments which, after consideration of professional liability and general insurance coverage, would have a material adverse effect on the Company's financial position or results of operations.

(4)  Credit Facilities

During the first and second quarters (until May - see below) of 1996, the Company had a senior credit facility ( the "Senior Credit Facility") with a group of commercial lenders pursuant to which the Company could borrow (prior to the restructuring described below) up to $161,750,000, consisting of a $50,000,000 three-year revolving credit facility to be used for working capital purposes (the "Working Capital Facility") and a $111,750,000 seven-year reducing revolving credit facility to be used for acquisitions (the "Acquisition Facility"). Borrowings outstanding as of March 31, 1996 under these facilities were $45,875,000 and $36,625,000, respectively.

Prior to the restructuring described below, due primarily to the operating loss generated for the three months ended December 31, 1995, the Company was in violation of certain financial covenants under the Senior Credit Facility. A number of temporary waivers of default and any resulting events of default were received by the Company, the latest through May 31, 1996. On May 29, 1996, the Company entered into new credit agreements which restructured the existing Acquisition and Working Capital facilities and which provide the Company up to $40,000,000 of additional borrowing availability under a new facility (the "Overline Facility"). Under the terms of the restructured existing Senior Credit Facility (the "Restructured Facility"), outstanding amounts under the Working Capital Facility were transferred to the
                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


Acquisition Facility, the Working Capital Facility was canceled and no additional borrowings are permitted under the Acquisition Facility. The Restructured Facility and the Overline Facility require total principal payments of at least $40,000,000 by January 2, 1997, at which time the availability of additional working capital borrowings under the Overline Facility declines to $10,000,000. Outstanding amounts under the Restructured Facility and the Overline Facility are due on July 1, 1997. Interest on loans under the Restructured Facility and the Overline Facility will accrue at the agent bank's prime rate plus 1.5% and 2.0%, respectively, payable monthly in arrears. Borrowings outstanding on the Restructured Facility and the Overline Facility as of June 30, 1996 were $83,042,000 and $10,500,000, respectively.

The Overline Facility prohibits borrowings for purposes other than working capital requirements, requires compliance with other financial covenants and imposes limitations on certain investments, dispositions of assets, additional indebtedness and capital expenditures. As collateral for the loans, the Company has granted a security interest in substantially all of its assets, including trade accounts receivable and contract rights and the common stock of substantially all of its subsidiaries, and has provided a guaranty from substantially all of the Company's subsidiaries secured by the assets of the guarantor subsidiaries. The Company has also granted common stock purchase warrants to the lenders entitling them to purchase at par value (over a vesting period) up to 5% of its fully diluted common stock, of which 10% had vested as of June 30, 1996. A portion of the remaining warrants may be canceled by repayment of certain loan principal amounts by certain dates.











                COASTAL PHYSICIAN GROUP, INC.
           Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations


INTRODUCTION

The following discussion provides an assessment of the Company's results of operations, liquidity and capital resources, and trends and uncertainties and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

Second  Quarter Ended June 30, 1996 Compared to  the  Second
Quarter Ended June 30, 1995.

Net operating revenue ("operating revenue") decreased 30.9% for the second quarter of 1996 to $146,038,000 from $211,342,000 in the second quarter of 1995. The decrease in operating revenue due to dispositions completed since the first quarter of 1995 for which prior periods' results were not restated was approximately $55,178,000 or 26.1%. This decrease was primarily due to the sale of 47 of the Company's south Florida clinics on November 30, 1995. The increase in operating revenue due to acquisitions completed since the first quarter of 1995 for which prior periods' results were not restated was approximately $3,962,000 or 1.9%. This increase was primarily due to the acquisition of Better Health Plan, Inc. ("BHP") on May 5, 1995, which was accounted for as a purchase. Operating revenue not related to disposed or acquired entities decreased approximately $14,088,000 or 6.7%. Higher contract attrition rates and less new business development during the second half of 1995 in the Company's hospital-based contract management division, as well as lower net collections per patient visit by the Company's billing and accounts receivable management services division in 1996, were the primary factors that reduced operating revenue in the second quarter of 1996 as compared to the second quarter of 1995 when disposition and acquisition-related revenues are excluded.

Operating expenses decreased 24.7% to $168,436,000 in the second quarter of 1996 from $223,748,000 in the second quarter of 1995. The net decrease in operating expenses due to dispositions and acquisitions completed since the first quarter of 1995 for which prior periods' results were not restated was approximately $54,766,000 or 24.5%. Operating expenses not related to disposed or acquired entities decreased approximately $546,000 or 0.2%. This minimal change was a function of decreases due to higher contract attrition and lower new business development during the second half of 1995 (as discussed above), offset by increased expenses associated with the growth in the number of enrollees in each of the Company's health plans in New York, North Carolina and Florida, increased medical malpractice costs, increased investments in information technology, increased professional fees and provisions for lease terminations and severance costs related to the closure of offices.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $22,398,000 for the second quarter of 1996, compared to an operating loss of $12,406,000 in the second quarter of 1995. In addition to the factors noted above, contributing to the higher operating loss was the increase in physician compensation expense as a percentage of net revenues in the Company's hospital-based contract management division.

Other expenses decreased 37.1% or $1,452,000 in the second quarter of 1996 to $2,462,000 as compared to $3,914,000 in the second quarter of 1995. A portion of this decline was due to a decrease in acquisition and related expenses of $919,000, as there were no such expenses incurred during the second quarter of 1996. Other, net expenses decreased an additional $968,000 due primarily to the write-off of capitalized computer software in the second quarter of 1995. These expense reductions were offset by an increase in interest expense of $238,000 and a decrease in interest income of $197,000. The increase in interest expense resulted primarily from additional borrowings required to fund operating activities, while the decline in interest income reflects the decline in the balance of marketable securities from June 30, 1995 to June 30, 1996.

There was no benefit for income taxes for the second quarter of 1996, as compared to a benefit of $5,829,000 for the second quarter of 1995. The Company expects to record no tax expense or benefit until the Company returns to profitability in the future.

Overall, the Company incurred a net loss of $24,860,000 in the second quarter of 1996 as compared to a net loss of $10,491,000 in the second quarter of 1995 for the reasons discussed above.

Weighted average shares outstanding increased 0.8% from 23,657,000 shares in the second quarter of 1995 to
23,839,000 shares in the second quarter of 1996, primarily as a result of shares issued in connection with both the exercise of stock options and the Company's employee stock purchase plan.

Six  Months  Ended June 30, 1996 Compared to the Six  Months
Ended June 30, 1995.

Operating revenue decreased 28.7% for the six months ended June 30, 1996 to $298,772,000 from $419,201,000 for the six months ended June 30, 1995. The decrease in operating revenue due to dispositions completed during 1995 for which prior periods' results were not restated was approximately $109,695,000 or 26.2%. This decrease was primarily due to the sale of 47 of the Company's south Florida clinics on November 30, 1995. The increase in operating revenue due to acquisitions completed during 1995 for which prior periods' results were not restated was approximately $15,083,000 or 3.6%. This increase was primarily due to the acquisition of BHP on May 5, 1995, which was accounted for as a purchase. Operating revenue not related to disposed or acquired entities decreased approximately $25,817,000 or 6.1%. Higher contract attrition rates and less new business development during the second half of 1995 in the Company's hospital-based contract management division, as well as lower net collections per patient visit by the Company's billing and accounts receivable management services division in 1996, were the primary factors that reduced operating revenue in the first six months of 1996 as compared to the first six months of 1995 when disposition and acquisition-related revenues are excluded.

Operating expenses decreased 21.2% to $331,079,000 for the six months ended June 30, 1996 from $420,227,000 for the six months ended June 30, 1995. The net decrease in operating expenses due to dispositions and acquisitions completed during 1995 for which prior periods' results were not restated was approximately $93,755,000 or 22.3%. Operating expenses not related to disposed or acquired entities increased approximately $4,607,000 or 1.1%. This increase was primarily a result of increased expenses associated with the growth in the number of enrollees in each of the Company's health plans in New York, North Carolina and Florida, increased medical malpractice costs, increased investments in information technology, increased professional fees and provisions for lease terminations and severance costs related to the closure of offices. These increases were partially offset by decreases in operating expenses due to higher contract attrition and lower new business development during the second half of 1995 (as discussed above).

The changes in operating revenue and operating expenses described above resulted in an operating loss of $32,307,000 for the six months ended June 30, 1996, compared to an operating loss of $1,026,000 for the six months ended June 30, 1995. In addition to the factors noted above, contributing to the higher operating loss was the increase in physician compensation expense as a percentage of net revenues in the Company's hospital-based contract management division.

Other expenses decreased 12.0% or $582,000 for the six months ended June 30, 1996 to $4,283,000 from $4,865,000 for the six months ended June 30, 1995. A portion of this decline was due to a decrease in acquisition and related expenses of $919,000, as there were no such expenses incurred during the first six months of 1996. Other, net expenses decreased an additional $1,104,000 due primarily to the write-off of capitalized computer software in the second quarter of 1995. These expense reductions were offset by an increase in interest expense of $1,176,000 and a decrease in interest income of $265,000. The increase in interest expense resulted primarily from additional borrowings required to fund operating activities, while the decline in interest income reflects the decline in the balance of marketable securities from June 30, 1995 to June 30, 1996.

There was no benefit for income taxes for the six months ended June 30, 1996, as compared to a benefit of $1,767,000 for the six months ended June 30, 1995. The Company expects to record no tax expense or benefit until the Company returns to profitability in the future.

Overall, the Company incurred a net loss of $36,590,000 for the six months ended June 30, 1996 as compared to a net loss of $4,124,000 for the six months ended June 30, 1995 for the reasons discussed above.

Weighted average shares outstanding increased 0.9% from 23,598,000 shares for the six months ended June 30, 1995 to 23,815,000 shares for the six months ended June 30, 1996, primarily as a result of shares issued in connection with both the exercise of stock options and the Company's employee stock purchase plan.



LIQUIDITY AND CAPITAL RESOURCES

On May 29, 1996, the Company entered into new credit agreements which restructured the existing Acquisition and Working Capital facilities and which provide the Company up to $40,000,000 of additional borrowing availability under a new facility (the "Overline Facility"). Under the terms of the restructured existing Senior Credit Facility (the "Restructured Facility"), outstanding amounts under the Working Capital Facility were transferred to the Acquisition Facility, the Working Capital Facility was canceled and no additional borrowings are permitted under the Acquisition Facility. The Restructured Facility and the Overline Facility require total principal payments of at least $40,000,000 by January 2, 1997, at which time the availability of additional working capital borrowings under the Overline Facility declines to $10,000,000. Outstanding amounts under the Restructured Facility and the Overline Facility are due on July 1, 1997. Interest on loans under the Restructured Facility and the Overline Facility will accrue at the agent bank's prime rate plus 1.5% and 2.0%, respectively, payable monthly in arrears. Borrowings outstanding on the Restructured Facility and the Overline Facility as of June 30, 1996 were $83,042,000 and $10,500,000, respectively.

The Overline Facility prohibits borrowings for purposes other than working capital requirements, requires compliance with other financial covenants and imposes limitations on certain investments, dispositions of assets, additional indebtedness and capital expenditures. As collateral for the loans, the Company has granted a security interest in substantially all of its assets, including trade accounts receivable and contract rights and the common stock of substantially all of its subsidiaries, and has provided a guaranty from substantially all of the Company's subsidiaries secured by the assets of the guarantor subsidiaries. The Company has also granted common stock purchase warrants to the lenders entitling them to purchase at par value (over a vesting period) up to 5% of its fully diluted common stock, of which 10% had vested as of June 30, 1996. A portion of the remaining warrants may be canceled by repayment of certain loan principal amounts by certain dates.

Net cash used in operating activities for the six months ended June 30, 1996 was $27,417,000 as compared to net cash used in operating activities for the six months ended June 30, 1995 of $2,887,000. The net loss of $36,590,000 for the six months ended June 30, 1996 was the primary reason for the significant increase in the use of cash.

The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from amounts available under its Overline Facility, cash generated from operations and through divestitures. On March 19, 1996, the Board of Directors approved the implementation of a management action plan (the "Management Action Plan") that provided for (i) a continuing review of all aspects of the Company's operations and business units and (ii) the implementation of actions to improve the cash flow and financial results of the Company as a whole and to improve the contribution of each business unit to the Company's overall financial and strategic objectives. The Company has entered into a contract with a specialized unit of Price Waterhouse LLP ("Price Waterhouse") to assist the Company in implementing the Management Action Plan under which named representatives of Price Waterhouse have been designated as plan managers. The plan managers have broad authority to implement the plan and affect the operations of the Company's businesses and report directly to a special committee composed of the independent members of the Board of Directors. On July 8, 1996, complementing the Management Action Plan, and following a study of alternatives available to the Company undertaken in conjunction with Price Waterhouse and Morgan Stanley and Co., Incorporated ("Morgan Stanley"), the Board of Directors approved a comprehensive strategic and financial plan (the "Strategic and Financial Plan," which together with the Management Action Plan, comprises the "Comprehensive Business Plan") to maximize shareholder value.

If the Company is unable to achieve the objectives of the Comprehensive Business Plan, it will likely experience a material decrease in liquidity, thus increasing its reliance on financing under the Overline Facility and decreasing the likelihood of cancellation of part of the warrants.


TRENDS AND UNCERTAINTIES

The Company experienced a decline in revenue for the first six months of 1996 as compared to the first six months of 1995 when excluding revenues related to recent dispositions and acquisitions. The decline was primarily attributable to higher contract attrition and lower new business development during the second half of 1995 in the hospital-based contract management division.

The Company has recently reorganized the management team in this division. Under the direction of the new management, many unprofitable contracts have been terminated and a number of others have been renegotiated to provide a fair profit margin going forward. The termination of unprofitable contracts is expected to improve future earnings. In addition, new business development during the first six months of 1996 has been successful when compared with the same period in 1995.

The Company believes successful competition in the health care industry will increasingly require information systems to rapidly provide a broad range of data related to both clinical and financial aspects of medical practice. The Company has committed to substantial investments over the next ten years in information technology related to clinical management information systems, computerized billing operations, and its own internal financial reporting systems.

The Company experienced a decline in operating margins during the first six months of 1996 compared to the first six months of 1995. The operating margin for the six months ended June 30, 1996 was negative 10.8% versus a negative 0.2% for the same period in the prior year. These operating margins are expected to improve to the extent the Company achieves the objectives of the Management Action Plan.

The Company operates in an industry characterized by consolidation and combination led by a number of major health care companies. The Company completed numerous acquisitions during 1994 and 1995 but is now directing its efforts and resources to improvements in existing operations (as discussed above) and the execution of certain divestitures (as more fully described below). This change in strategy is due to the deterioration in revenue growth, increases in costs and the associated operating losses incurred in the Company's traditional lines of business, as well as the principal payment requirements of the Restructured Facility and Overline Facility as previously described.

Following a study of alternatives available to the Company undertaken in conjunction with Price Waterhouse and Morgan Stanley, the Board of Directors approved the Strategic and Financial Plan to refocus the Company on its core operations and to divest certain operating units to address its debt service requirements and improve the enterprise value of the Company. The Company has begun to actively market selected assets, including the Company's clinical operations in Florida, Maryland, New Jersey and North Carolina, its Preferred Provider Organization in North Carolina, and its New York-based prepaid health services plan for Medicaid recipients.

Citing a potential conflict of interest resulting from his employer's interest in acquiring one or more of the businesses the Company has indicated is for sale, Dr. Richard Janeway resigned from the Company's Board of Directors on August 6, 1996. The Company had intended to nominate Dr. Janeway, age 63, for re-election at its 1996 Annual Meeting. The Company intends to announce a replacement nominee shortly to fill the vacancy on its nine-member board.

On August 8, 1996, the Company announced that Coastal's management team and committee of independent directors have determined to actively pursue and evaluate all strategic alternatives to maximize shareholder value, including the possible sale or disposition of assets in addition to the above-mentioned assets currently slated for sale, an investment from strategic or financial partners or the sale of the entire Company. There can be no assurance that such evaluation or discussions will lead to any proposed transaction, or that any proposed transaction, which would be subject to approval of the Board of Directors, would be consummated.

In July 1996, Dr. Steven M. Scott, a director and shareholder of the Company and who, until being placed on sabbatical leave by the Board of Directors in May of 1996, was the President and Chief Executive Officer of the Company, announced his intention to solicit proxies in support of the election of two new independent directors at the Company's 1996 annual meeting of shareholders. Coastal has a nine-member classified Board of Directors, of which three directors will be elected at this year's meeting.

In addition, Dr. Scott intends to seek shareholder approval of a non-binding resolution requesting that a new committee of independent directors be established to consider and recommend the best available means by which shareholder value may be maximized.

The outcome of the proxy contest initiated by Dr. Scott, including his proposed resolution for a new committee, and their effect, if any, on the Company's operations and strategic alternatives, are not likely to be definitively known prior to the Company's annual meeting currently scheduled for September 27, 1996. Additional proxy costs to be incurred by the Company due to the proxy contest being staged by Dr. Scott are estimated at approximately $750,000.

Simultaneous with the initiation of the proxy contest, Dr. Scott and Dr. Bertram E. Walls, another director of the Company, commenced, on their own behalf and derivatively on behalf of the Company, an action against the Company and certain of its directors and officers. The plaintiffs allege, among other things, that certain members of the Board breached their fiduciary duties and wasted corporate assets by removing Dr. Scott from his position as President and Chief Executive Officer of the Company and by approving the entry by the Company into an employment agreement with Mr. Joseph G. Piemont. The plaintiffs allege that these actions were taken to wrongfully remove Dr. Scott and to enrich the defendants at the expense of the Company and its stockholders, and that these and other recent actions of the Board of Directors, including the approval of efforts to sell certain corporate assets, were taken in breach of the Board of Directors' duty of care. The Company believes the lawsuit is without merit and intends to vigorously defend its position.

The Company has filed an answer and counterclaims in response to the action. The counterclaims allege, among other things, that Dr. Scott breached his fiduciary duties to the Company and engaged in a scheme to tortiously interfere with and damage the Company's business.

Although the Company believes the lawsuit commenced by Drs. Scott and Walls is without merit, it also believes that such litigation, even if successfully defended, is likely to cause the Company to incur costs which would have an adverse effect on the Company's financial position and results of operations. Such litigation and related costs are currently estimated at approximately $2.75 million.

Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: receipt of sufficient proceeds from divested assets, and the timing of any divestitures; the level and timing of improvements in the operational efforts; the possibility of poor accounts receivable collection and/or reimbursement experience; the possibility of increased medical expenses due to increased utilization; the possibility that the Company may not be able to improve operations or execute its divestiture strategy as planned; and other important factors disclosed from time to time in the Company's Form 10-K, Form 10-Q and other Securities and Exchange Commission filings.


PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

10.1  Employment Agreement By and Between Coastal  Physician
      Group, Inc. and Joseph G. Piemont


(b) Reports on Form 8-K

One report on Form 8-K was filed during the quarter for which this report is filed:

1. On June 15, 1996, the Company filed a report on Form 8-K dated May 31, 1996, filing under Item 2 thereof. The report disclosed that on May 29, 1996, the Company entered into an amendment to its existing Senior Credit Facility which reduced the borrowing availability thereunder to the outstanding balance of approximately $83 million and also entered into an agreement establishing a new facility that will provide up to $40 million of additional borrowing availability.





                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COASTAL PHYSICIAN GROUP, INC.
                              (Registrant)



Date: August 14, 1996           By: /S/STEPHEN D. CORMAN
                                 Stephen D. Corman
                                   Director, Executive Vice
                                    President and Chief
                                    Financial Officer




Date: August 14, 1996           By: /S/TIMOTHY W. TROST
                                 Timothy W. Trost
                                   Vice President, Corporate
                                    Controller and Chief
                                    Accounting Officer