Form 10-Q
period 1996-09-30
COASTAL PHYSICIAN GROUP INC
filed 1996-11-14
CIK 874787

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                          Form 10-Q



  {X}    Quarterly Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 1996

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

                  { } Yes           {X} No

  As of October 31, 1996 there were outstanding 23,880,239 shares of common stock, par value $.01 per share.




              COASTAL  PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December 31,
           1995 and September 30, 1996 (Unaudited)
        Unaudited Consolidated Statements of
           Operations
        Unaudited Consolidated Condensed
           Statements of Cash Flows
        Notes to Consolidated Financial Statements
           (Unaudited)
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES

                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)

                                         September     December
                                            30,           31,
                                           1996          1995
                                        (unaudited)
                Assets
Current assets:
 Cash and cash equivalents                    11,205         8,147
 Marketable securities                         9,227         9,303
 Trade accounts receivable, net              111,320       149,891
 Accounts receivable, other                   15,282        11,315
 Notes receivable from shareholders                -         1,879
 Refundable income taxes                           -        12,804
 Prepaid expenses and other current            8,015         3,882
assets
 Deferred income taxes                         4,285         4,265
      Total current assets                   159,334       201,486
Property and equipment, at cost, less
    accumulated depreciation                 21,901        33,441
Excess of cost over fair value of net
      assets acquired, net                   36,833        53,836
Deferred income taxes                          2,357         2,244
Other assets                                  17,841        22,050
      Total assets                           238,266       313,057

 Liabilities and Shareholders' Equity
Current liabilities:
 Current maturities and other short-
term                                         83,236         5,210
      borrowings
 Accounts payable                             24,783        19,600
 Accrued physicians fees and medical          30,843        38,468
costs
 Accrued expenses                             24,081        26,138
     Total current liabilities              162,943        89,416
Long-term debt, excluding current              3,064        77,270
maturities
      Total liabilities                      166,007       166,686
Shareholders' equity:
 Preferred stock $.01 par value; shares
      authorized 10,000; none issued or
      outstanding                                  -             -
 Common stock $.01 par value; shares
      authorized 100,000; shares issued
      and outstanding 23,880 and
23,754,   respectively                          239           238
 Additional paid-in capital                  142,386       142,345
Common stock warrants                           987             -
 Retained earnings (accumulated             (71,419)         3,626
deficit)
 Unrealized appreciation of available-
     for-sale securities                         66           162
      Total shareholders' equity              72,259       146,371
      Total liabilities and
shareholders'                               238,266       313,057
       equity

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                              September 30,
                                           1996          1995
Operating revenue, net:
  Operating revenue, net                     106,681       128,845
  Operating revenue, net-divested and
to be                                        31,124        81,144
    divested entities (5)
      Total operating revenue, net           137,805       209,989
Costs and expenses:
 Physician and other provider services        89,189        96,195
 Medical support services                     13,513        15,588
  Professional and consulting fees             5,318         3,073
 Other selling, general and                   24,462        15,394
administrative
  Costs and expenses-divested and to
be                                           36,780        82,086
    divested entities (5)
      Total costs and expenses               169,262       212,336
Gain on divested assets, net                   1,780             -
Operating loss                              (29,677)       (2,347)
Other income (expense):
  Proxy and related litigation costs         (5,472)             -
 Interest expense                            (2,474)       (2,449)
 Interest income                                 175           104
  Amortization of debt issuance costs        (1,788)         (323)
 Other, net                                    (567)           102
      Total other expense                   (10,126)       (2,566)
Loss before income taxes and
extraordinary                              (39,803)       (4,913)
  item
Provision (benefit) for income taxes             516       (1,474)
Loss before extraordinary item              (40,319)       (3,439)
Extraordinary item-gain on pooled
portion
  of south Florida divestiture, net of         1,864             -
  income taxes of $647 (5)
Net loss                                    (38,455)       (3,439)

Net loss per common share:
  Loss before extraordinary item              (1.69)        (0.15)
    Extraordinary gain                          0.08             -
      Net loss                                (1.61)        (0.15)

Weighted average number of shares
 outstanding                                  23,862        23,691

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                            Nine months ended
                                              September 30,
                                           1996          1995
Operating revenue, net:
  Operating revenue, net                     344,021       395,619
  Operating revenue, net-divested and
to be                                        92,556       233,571
    divested entities (5)
      Total operating revenue, net           436,577       629,190
Costs and expenses:
 Physician and other provider services       281,202       285,381
 Medical support services                     42,050        50,710
  Professional and consulting fees            11,071         7,623
 Other selling, general and                   62,808        49,005
administrative
  Costs and expenses-divested and to
be                                          103,208       239,845
    divested entities (5)
      Total costs and expenses               500,339       632,564
Gain on divested assets, net                   1,780             -
Operating loss                              (61,982)       (3,374)
Other income (expense):
  Proxy and related litigation costs         (5,472)             -
 Interest expense                            (6,573)       (5,500)
 Interest income                                 377           571
  Amortization of debt issuance costs        (2,516)         (571)
 Other, net                                    (226)       (1,931)
      Total other expense                   (14,410)       (7,431)
Loss before income taxes and
extraordinary                              (76,392)      (10,805)
  item
Provision (benefit) for income taxes             516       (3,241)
Loss before extraordinary item              (76,908)       (7,564)
Extraordinary item-gain on pooled
portion
  of south Florida divestiture, net of         1,864             -
  income taxes of $647 (5)
Net loss                                    (75,044)       (7,564)

Net loss per common share:
  Loss before extraordinary item              (3.23)        (0.32)
    Extraordinary gain                          0.08             -
      Net loss                                (3.15)        (0.32)

Weighted average number of shares
 outstanding                                  23,832        23,630

  See accompanying notes to consolidated financial statements.




                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                            Nine months ended
                                              September 30,
                                           1996          1995

Net cash used in operating activities       (25,295)      (20,682)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                              4,795         3,788
Sales (purchases) of property and
equipment, net                                4,147      (19,225)
 Acquisition of subsidiaries, net of
    cash acquired                                 -      (42,183)
 Disposition of subsidiaries, net of
    cash disposed                            17,593             -
          Net cash provided by (used
          in)investing activities            26,535      (57,620)

Cash flows from financing activities:
 Repayments of long-term debt               (41,673)       (1,933)
 Borrowings on long-term debt                 45,819        68,590
Cash payments for debt issue costs          (3,048)             -
 Net proceeds from issuances of common
    stock                                       720         1,342
          Net cash provided by
          financing activities                1,818        67,999

                  Net increase (decrease)in
cash and cash equivalents                     3,058      (10,303)

Cash and cash equivalents at beginning
    of period                                 8,147        14,286
Cash and cash equivalents at end of
    period                                   11,205         3,983


Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
      the period for:
             Interest                          7,131         4,690
             Income taxes                   (14,665)       (1,429)



  See accompanying notes to consolidated financial statements.





                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


Coastal Physician Group, Inc. (the "Company") has established a Shareholder Value Committee comprised of non-management directors to consider and recommend to the Board of Directors the best available means for enhancing shareholder value. The Company has also retained the investment banking firm of Smith Barney, Inc. to assist in evaluating alternatives for maximizing shareholder value, including the possible sale of the entire Company and other strategic and financial transactions. The accompanying financial statements reflect certain divestitures that have occurred, or are planned, in accordance with the Company's strategic plan. The Company is continuing efforts to revitalize its core businesses, meet debt repayment obligations, and resolve certain pending litigation. These matters are more fully addressed in the following footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations.


(1)   BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.


(2)   COMMITMENTS AND CONTINGENCIES

The   Company  procures  professional  liability   insurance
coverage on behalf of its operating subsidiaries on a claims-made basis. The insurance contracts specify that coverage
is   available  only  during  the  term  of  each  insurance
contract.   Management of the Company presently  intends  to
renew claims-made coverage annually and expects to be able to obtain such coverage. When coverage is not renewed, the subsidiary companies purchase an extended reporting period endorsement to provide professional liability coverage for
                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


losses incurred prior to, but reported subsequent to, the termination of the claims-made policies.

The Company and its independent contractor physicians obtain their professional liability insurance coverages from various insurance carriers. Several insurance carriers who underwrote certain portions of these coverages from 1986 to 1992 have announced a moratorium on the payment of claims or have established plans to pay claims in the future based on formal plans of arrangement. As of September 30, 1996, the Company had approximately $3,400,000 in receivables relating to certain claims for which reimbursement is still pending and anticipates that substantially all of these amounts will be collected in full from the carriers. The Company includes these receivables in other assets in the accompanying consolidated balance sheets.


(3)  LITIGATION

The Company is a defendant in certain lawsuits filed by certain shareholders with respect to representations concerning the Company's operations and prospects. These lawsuits have been consolidated, and class certification has been granted, subject to reexamination depending on the development of the record and the evidence. The Company believes these lawsuits are without merit, intends to vigorously defend its position, and does not expect such litigation to have a material adverse effect on the Company's financial position or results of operations.

An operating subsidiary of the Company is a defendant in a lawsuit, related to its operations prior to being acquired by the Company, regarding billings to and collections from certain Federal government insurance programs. The Company and its counsel are reviewing this lawsuit and, at this time, exposure to the Company is indeterminable.

Simultaneously with the initiation of a proxy contest in July 1996, Steven M. Scott, M.D. ("Dr. Scott") and Bertram
E. Walls, M.D., directors and shareholders of the Company, commenced, on their own behalf and derivatively on behalf of the Company, an action against the Company and Joseph G. Piemont ("Mr. Piemont"), the Company's Chief Executive Officer and President (until he terminated his employment
                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


agreement on October 21, 1996), Jacque J. Sokolov M.D. ("Dr. Sokolov"), Chairman of the Board of Directors and the Chief Executive Officer of Advanced Health Plans, Inc. ("AHP"), a subsidiary of the Company, and Stephen D. Corman ("Mr. Corman"), a director and the Company's Chief Financial Officer (until his resignation from his position with the Company on November 6, 1996). The plaintiffs alleged, among other things, that certain members of the Board breached their fiduciary duties and wasted corporate assets by removing Dr. Scott from his position as President and Chief Executive Officer of the Company and by approving the
Company's entry into an employment agreement with Mr. Piemont. The Company filed an answer and counterclaims in response to the action. The counterclaims alleged, among other things, that Dr. Scott breached his fiduciary duties to the Company and engaged in a scheme to tortiously interfere with and damage the Company's business.

On October 21, 1996, Mr. Piemont notified the Company of the termination of his employment agreement. The Company has retained counsel to advise the Board of Directors respecting the Company's obligations, if any, under Mr. Piemont's employment agreement in light of the termination notice received from Mr. Piemont and the fact that the validity of the agreement itself is being challenged in the pending litigation initiated by Drs. Scott and Walls. On November 6, 1996, the plaintiffs and Mr. Corman entered into a settlement agreement which, subject to court approval, would result in the dismissal of all claims against Mr. Corman in conjunction with his resignation as an officer and director. Because the settlement agreement, among other things, obligates the Company to pay severance and consulting fees to Mr. Corman, it was presented to and approved by the Board of Directors.

To date, the Company estimates that it has incurred costs of approximately $2.2 million in connection with this pending litigation. The Company currently does not expect to incur substantial additional costs in defending this action or in pursuing its counterclaims. However, the Company anticipates that any settlements that may be reached between the plaintiffs and the remaining individual defendants may, subject to approval by the Board of Directors, result in additional costs to the Company in amounts not presently determinable.
                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


In addition, as of September 30, 1996, certain of the Company's operating subsidiaries were defendants in various malpractice and other lawsuits. Management believes that these lawsuits should not result in judgments which, after consideration of professional liability and general insurance coverage, would have a material adverse effect on the Company's financial position or results of operations.


(4)  CREDIT FACILITIES

Through May 1996, the Company had a senior credit facility (the "Senior Credit Facility") with a group of commercial lenders pursuant to which the Company could borrow (prior to the restructuring described below) up to $161,750,000, consisting of a $50,000,000 three-year revolving credit facility to be used for working capital purposes (the "Working Capital Facility") and a $111,750,000 seven-year reducing revolving credit facility to be used for acquisitions (the "Acquisition Facility"). Borrowings outstanding as of March 31, 1996 under these facilities were $45,875,000 and $36,625,000, respectively.

Effective May 31, 1996, the Company entered into new credit agreements which restructured the existing Acquisition and Working Capital facilities and which provide the Company up to $40,000,000 of additional borrowing availability, subject to certain limitations, under a new facility (the "Overline Facility"). Under the terms of the restructured existing Senior Credit Facility (the "Restructured Facility"), outstanding amounts under the Working Capital Facility were transferred to the Acquisition Facility, the Working Capital Facility was canceled and no additional borrowings are permitted under the Acquisition Facility. The Restructured Facility and the Overline Facility (collectively, the "Credit Facilities") require total principal payments of at least $40,000,000 by January 2, 1997, at which time the availability of additional working capital borrowings under the Overline Facility declines to $10,000,000. Outstanding amounts under the Credit Facilities are due on July 1, 1997. Interest on loans under the Restructured Facility and the Overline Facility accrue at the agent bank's prime rate plus 1.5% and 2.0%, respectively, payable quarterly and monthly in arrears, respectively. Borrowings outstanding on the Restructured Facility and the Overline Facility as of
                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


September   30,   1996  were  $69,273,000  and   $8,117,000,
respectively.

The Overline Facility prohibits borrowings for purposes other than working capital requirements, requires compliance with financial covenants and imposes limitations on certain investments, dispositions of assets, additional indebtedness and capital expenditures. As collateral for the loans, the Company has granted a security interest in substantially all of its assets, including trade accounts receivable and contract rights and the common stock of substantially all of its subsidiaries, and has provided a guaranty from substantially all of the Company's subsidiaries secured by the assets of the guarantor subsidiaries. The Company has also granted common stock purchase warrants to the lenders entitling them to purchase at par value (over a vesting period) up to 5% of its fully diluted common stock, of which 10% had vested as of September 30, 1996. A portion of the remaining warrants may be canceled by repayment of certain loan principal amounts by certain dates.


(5)  DIVESTITURE PROGRAM

In July 1996, following a study of alternatives available to the Company, the Board of Directors approved a comprehensive strategic and financial plan to refocus on its core operations and to divest certain operating units to address its debt service requirements and improve the enterprise value of the Company. The Company has since sold certain assets and identified other assets as non-core assets that the Company has determined to sell. The Company intends to sell all non-core assets, and therefore the operating results of these entities, and the entities divested, have been shown separately on the accompanying statements of operations.

Effective September 30, 1996, the Company sold certain assets of Physicians Planning Group, Inc. ("PPG") and the common stock of HealthCare Automation, Inc. ("HCA"), its Maryland capitated clinic operations. Additional assets to be divested have been specifically identified as the Company's clinical operations in Florida, New Jersey and North Carolina, its Preferred Provider Organization (PPO) in

                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


North Carolina, its New York-based prepaid health services plan for Medicaid recipients, and an anesthesia billing company in North Carolina. As of November 13, 1996, the
Company had signed definitive agreements to divest its New Jersey-based clinic operations and its North Carolina PPO. Divestiture activities related to the other assets identified above are actively in process.

MARYLAND DIVESTITURE
The Company realized a net gain on the sale of PPG and HCA (included in Gain on divested assets, net in the accompanying statements of operations), of approximately $15,342,000 before applicable income taxes. Income tax expense on the transaction totaled $1,163,000, resulting in a gain on an after-tax basis of $14,137,000.

SOUTH FLORIDA DIVESTITURE
In the third quarter of 1996, the Company received additional gross cash proceeds of $2,800,000 as an adjustment to the original sale price for the sale of 47 of its south Florida clinics on November 30, 1996. These proceeds were based on the settlement of the final closing date balance sheet and were recorded as a gain on the sale transaction. The Company also realized a gain of $1,290,000 resulting from other non-cash post-closing balance sheet settlements. Because the disposition occurred within two years following acquisition of the entities which were originally accounted for under the pooling-of-interests method of accounting for business combinations, the component of the gain applicable to the pooled entities sold, less applicable income tax expense, is classified as an extraordinary item in the accompanying consolidated statements of operations. The gain on the sale of the entities originally accounted for under the purchase method of accounting for business combinations, gross of applicable income taxes, is included in Gain on divested assets, net, in the accompanying statements of operations.

GOODWILL IMPAIRMENT
During the third quarter of 1996, the Company recognized an impairment loss (included in Gain on divested assets, net, in the accompanying statements of operations) of $15,141,000 related to goodwill associated with (i) certain long-lived assets of entities identified for sale by the Company and
(ii) certain acquired operations.
                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


PENDING ASSET DISPOSITIONS - In conjunction with the Company's efforts to sell certain operating units to address its debt service requirements and improve the enterprise value of the Company, the carrying amount of the long-lived assets and identifiable intangibles associated with assets specifically identified for sale was compared to the estimated fair value of the assets, less estimated costs to sell. Fair value was based on the estimated amount at which the assets could be sold in a current transaction based on management's evaluations and discussions with the Company's outside financial advisors. This reevaluation resulted in impairment losses recognized in the third quarter of 1996 of $6,200,000 for Better Health Plan, Inc., a New York-based Medicaid managed care entity acquired in 1995, $1,500,000 for the Company's North Carolina clinics, acquired at various dates, and $800,000 for the remaining south Florida clinics, also acquired at various dates.

AHP - The primary underlying factor contributing to the decision to reevaluate the carrying value of AHP's goodwill was the uncertainty associated with the time that AHP's founder and Chief Executive Officer, Dr. Sokolov, may be able to continue to devote to AHP, and his continuing role with AHP. Dr. Sokolov is also the Company's Chairman of the Board. Dr. Sokolov is considered critical to the continued operations of AHP, and the Company believes that without his full-time involvement the operations and cash flows of AHP could decline. The reevaluation resulted in a $6,600,000 write-off of AHP's goodwill balance in the third quarter of 1996. In determining the amount of the impairment loss, the Company developed its best estimate of operating cash flows over the remaining business life cycle of AHP based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Future cash flows, excluding interest charges, were discounted using the Company's weighted average cost of capital. These estimates reflected that the present value of the future cash flows was not adequate to recover the existing carrying amount of goodwill. Accordingly, the goodwill impairment loss was recognized to adjust the carrying amount to estimated fair value.




                COASTAL PHYSICIAN GROUP, INC.
           Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations


INTRODUCTION

In July 1996, following a study of alternatives available to the Company, the Board of Directors approved a comprehensive strategic and financial plan to refocus on its core operations and to divest certain operating units to address its debt service requirements and improve the enterprise value of the Company. The Company has since sold certain assets and identified other assets as non-core assets that the Company has determined to sell. The Company intends to sell all non-core assets, and therefore the operating results of these entities, and the entities divested, have been shown separately on the accompanying statements of operations.

The differences shown on the accompanying statements of operations, relating to the divested and to be divested entities (for both operating revenue, net, and costs and expenses), for the three months ended September 30, 1996 versus the three months ended September 30, 1995, and for the nine months ended September 30, 1996 versus the nine months ended September 30, 1995, are due primarily to the divestiture of 47 of the Company's south Florida clinics on November 30, 1995.

The following discussion relates to the Company's results of operations, excluding the divested and to be divested entities, liquidity and capital resources, and trends and uncertainties and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.


RESULTS OF OPERATIONS

Third Quarter Ended September 30, 1996 Compared to the Third
Quarter Ended September 30, 1995.

Net operating revenue ("operating revenue"), excluding the operations of the divested and to be divested entities, decreased $22,164,000, or 17.2%, for the third quarter of 1996 to $106,681,000 from $128,845,000 in the third quarter of 1995. Higher contract attrition rates throughout 1996 and less new business development during both the second half of 1995 and the first three quarters of 1996 in the Company's hospital-based contract management division, as well as lower net collections per patient visit and reimbursement regulatory changes experienced by the Company's billing and accounts receivable management division, were the primary factors for the decline.

Operating expenses, excluding the operations of the divested and to be divested entities, increased $2,232,000, or 1.7%, to $132,482,000 in the third quarter of 1996 from $130,250,000 in the third quarter of 1995. The increase was due primarily to increased investments in information technology and telecommunications, the write-off of notes receivable, and the increased operating expenses associated with the growth in the number of enrollees in the Company's health plans in North Carolina and New York. These increased operating expenses were partially offset by a reduction in operating expenses due to higher contract attrition rates throughout 1996 and lower new business development during both the second half of 1995 and the first three quarters of 1996 in the Company's hospital-based contract management division.

Effective September 30, 1996 the Company sold certain assets of Physicians Planning Group, Inc. ("PPG") and the common stock of HealthCare Automation, Inc. ("HCA"), its Maryland capitated clinic operations. The Company realized a net gain of $15,342,000 on the sale. In addition, the Company realized an additional gain, before taxes, of $4,090,000 during the third quarter of 1996, on the sale of 47 of the Company's south Florida clinics on November 30, 1995, due to post-closing settlements. The Company also recorded impairment losses related to its goodwill balance for Advanced Health Plans, Inc. ("AHP"), a California-based healthcare consulting firm, Better Health Plan, Inc. ("BHP"), a New York-based Medicaid managed care entity, and several clinics in North Carolina and Florida (See Note 5 of Notes to Consolidated Financial Statements). The gain on the sale of PPG, the goodwill impairment losses, and the portion of the gain relating to the south Florida clinics acquired under the purchase method of accounting for business combinations, have been disclosed in the accompanying statements of operations as Gain on divested assets, net.

The changes in operating revenue and operating expenses, excluding the operations of the divested and to be divested entities, resulted in an operating loss of $25,801,000 for the third quarter of 1996, compared to an operating loss of $1,405,000 in the third quarter of 1995. In addition to the factors noted above, contributing to the higher operating loss was the increase in physician compensation expense as a percentage of operating revenue in the Company's hospital-based contract management division.

Other expenses increased $7,560,000, from $2,566,000 for the third quarter of 1995 to $10,126,000 for the third quarter of 1996. The primary reason for this increase was the addition of $5,472,000 for proxy and related litigation costs during the third quarter of 1996. In addition, amortization of debt issuance costs increased $1,465,000. The increase in amortization of debt issuance costs resulted from the costs incurred by the Company to restructure its credit facilities in May 1996. These costs will be fully amortized by July 1997.

A net provision for income taxes totaling $516,000 was recorded for the third quarter of 1996, as compared to a benefit of $1,474,000 for the third quarter of 1995. The net provision was recorded as a result of the gain on the sale of PPG and HCA. The Company expects to record no additional tax expense or benefit, other than due to future divestitures, until the Company begins to operate profitably in the future.

Overall, the Company incurred a net loss of $38,455,000 in the third quarter of 1996 as compared to a net loss of $3,439,000 in the third quarter of 1995 for the reasons discussed above.

Weighted average shares outstanding increased 0.7% from 23,691,000 shares in the third quarter of 1995 to 23,862,000 shares in the third quarter of 1996, primarily as a result of shares issued in connection with the exercise of stock options and the Company's employee stock purchase plan.

Nine  Months Ended September 30, 1996 Compared to  the  Nine
Months Ended September 30, 1995.

Net operating revenue, excluding the operations of the divested and to be divested entities, decreased $51,598,000, or 13.0%, for the nine months ended September 30, 1996 to $344,021,000 from $395,619,000 for the nine months ended September 30, 1995. Higher contract attrition rates throughout 1996 and less new business development during the second half of 1995 and the first three quarters of 1996 in the Company's hospital-based contract management division, as well as lower net collections per patient visit and reimbursement regulatory changes experienced by the Company's billing and accounts receivable management division, were the primary factors for the decline.

Operating expenses, excluding the operations of the divested and to be divested entities, increased $4,412,000, or 1.1%, to $397,131,000 for the nine months ended September 30, 1996 from $392,719,000 for the nine months ended September 30, 1995. The increase was due primarily to increased investments in information technology, the write-off of notes receivable, and increased expenses associated with the growth in the number of enrollees in each of the Company's health plans in North Carolina and New York. These increased operating expenses were partially offset by a reduction in operating expenses due to higher contract attrition rates throughout 1996 and lower new business development during both the second half of 1995 and the first three quarters of 1996 in the Company's hospital-based contract management division.

Effective September 30, 1996, the Company sold certain assets of PPG and the common stock of HCA, its Maryland capitated clinic operations. The Company realized a net gain of $15,342,000 on the sale. In addition, the Company realized an additional gain, before taxes, of $4,090,000 during the third quarter of 1996, on the sale of 47 of the Company's south Florida clinics on November 30, 1995, due to post-closing settlements. The Company also recorded impairment losses related to its goodwill balance for AHP, BHP, and several clinics in North Carolina and Florida (See
Note 5 of Notes to Consolidated Financial Statements). The gain on the sale of PPG, the goodwill impairment losses, and the portion of the gain relating to the south Florida clinics acquired under the purchase method of accounting for business combinations, have been disclosed in the accompanying statements of operations as Gain on divested assets, net.

The changes in operating revenue and operating expenses, excluding the operations of the divested and to be divested entities, resulted in an operating loss of $53,110,000 for the nine months ended September 30, 1996, compared to operating income of $2,900,000 for the nine months ended September 30, 1995. In addition to the factors noted above, contributing to the operating loss was the increase in physician compensation expense as a percentage of operating revenue in the Company's hospital-based contract management division.

Other expenses increased $6,979,000, from $7,431,000 for the nine months ended September 30, 1995 to $14,410,000 for the nine months ended September 30, 1996. The primary reason for this increase was the addition of $5,472,000 for proxy and related litigation costs during the first nine months of 1996. In addition, interest expense increased $1,073,000 and amortization expense relating to debt issuance costs increased $1,945,000. The increase in interest expense resulted primarily from additional borrowings required to fund operating activities, while the increase in amortization expense related to debt issuance costs resulted from the costs incurred by the Company to restructure its credit facilities in May 1996. These debt issue costs will be fully amortized by July 1997. These increases were offset by a decline in other, net expenses of $1,705,000 primarily due to the absence of acquisition and related expenses in 1996.

A provision for income taxes totaling $516,000 was recorded for the nine months ended September 30, 1996, as compared to a benefit of $3,241,000 for the nine months ended September 30, 1995. The provision was recorded as a result of the gain on the sale of PPG and HCA. The Company expects to record no tax expense or benefit, other than due to future divestitures, until the Company begins to operate profitably in the future.

Overall, the Company incurred a net loss of $75,044,000 for the nine months ended September 30, 1996 compared to a net loss of $7,564,000 for the nine months ended September 30, 1995 for the reasons discussed above.

Weighted average shares outstanding increased 0.9% from 23,630,000 shares for the nine months ended September 30, 1995 to 23,832,000 shares for the nine months ended September 30, 1996, primarily as a result of shares issued in connection with both the exercise of stock options and the Company's employee stock purchase plan.


LIQUIDITY AND CAPITAL RESOURCES

Effective May 31, 1996, the Company entered into new credit agreements which restructured its existing Acquisition and Working Capital facilities and provided the Company up to $40,000,000 of additional borrowing availability, subject to certain limitations, under a new facility (the "Overline Facility"). Under the terms of the restructured existing Senior Credit Facility (the "Restructured Facility"), outstanding amounts under the Working Capital Facility were transferred to the Acquisition Facility, the Working Capital Facility was canceled, and no additional borrowings are permitted under the Acquisition Facility. The Restructured Facility and the Overline Facility (collectively the "Credit Facilities") require total principal payments of at least $40,000,000 by January 2, 1997, at which time the availability of additional working capital borrowings under the Overline Facility declines to $10,000,000. Outstanding amounts under the Credit Facilities are due on July 1, 1997. Interest on loans under the Restructured Facility and the Overline Facility will accrue at the agent bank's prime rate plus 1.5% and 2.0%, respectively, payable quarterly and monthly in arrears, respectively. Borrowings outstanding on the Restructured Facility and the Overline Facility as of September 30, 1996 were $69,273,000 and $8,117,000, respectively.

The Overline Facility prohibits borrowings for purposes other than working capital requirements, requires compliance with financial covenants and imposes limitations on certain investments, dispositions of assets, additional indebtedness and capital expenditures. As collateral for the loans, the Company has granted a security interest in substantially all of its assets, including trade accounts receivable and contract rights and the common stock of substantially all of its subsidiaries, and has provided a guaranty from substantially all of the Company's subsidiaries secured by the assets of the guarantor subsidiaries. The Company has also granted common stock purchase warrants to the lenders entitling them to purchase at par value (over a vesting period) up to 5% of its fully diluted common stock, of which 10% had vested as of September 30, 1996. A portion of the remaining warrants may be canceled by repayment of certain loan principal amounts by certain dates.

Net cash used in operating activities for the nine months ended September 30, 1996 was $25,295,000 as compared to net cash used in operating activities for the nine months ended September 30, 1995 of $20,682,000. The net loss of $75,044,000 for the nine months ended September 30, 1996 was the primary reason for the significant increase in the use of cash.

On March 19, 1996, the Board of Directors approved the implementation of a management action plan, as subsequently modified from time to time (the "Management Action Plan"), that provides for (i) a continuing review of all aspects of the Company's operations and business units and (ii) the implementation of actions to improve the cash flow and financial results of the Company as a whole and to improve the contribution of each business unit to the Company's overall financial and strategic objectives. On July 8, 1996, pursuant to the Management Action Plan, and following a study of alternatives available to the Company, the Board of Directors approved a comprehensive strategic and financial plan (the "Strategic and Financial Plan," which together with the Management Action Plan, comprises the "Comprehensive Business Plan") to maximize shareholder value.

The  Company is required to make principal repayments  under the Credit Facilities of $40 million by January 2, 1997. The Comprehensive Business Plan provides for the divestiture of certain assets to generate the funds required to retire bank indebtedness. The Company sold certain assets of PPG and the common stock of HCA effective September 30, 1996, from which approximately $13.8 million in cash proceeds were used to reduce bank indebtedness. In addition, as of November 13, 1996 the Company had signed definitive agreements to sell certain assets of two other subsidiaries of the Company, from which approximately $20 million in net cash proceeds are expected to be available to further reduce bank indebtedness. By continuing its divestiture program, the Company expects to achieve the required $40 million reduction in indebtedness by January 2, 1997. While the Company has identified specific non-core assets that it has decided to sell, the Company has also engaged the investment banking firm of Smith Barney, Inc. as the Company's lead financial advisor to assist Coastal in evaluating a possible sale of the entire Company.

The Company currently anticipates that through the continued execution of its asset divestiture program, it will be able to reduce the outstanding principal amount under its Credit Facilities by $40 million by January 2, 1997. Even if the Company satisfies this debt reduction obligation, the Company's available borrowings under the Overline Facility will be reduced to $10 million on January 2, 1997. These available borrowings, together with cash anticipated to be generated from operations and further divestitures, may not be adequate to satisfy the Company's anticipated demands and commitments for cash over the next twelve months unless the Company is able to achieve other objectives of the Comprehensive Business Plan. If the Company is unable to achieve these objectives, the Company would be required to seek alternative sources of financing. There can be no assurance that alternative sources of financing would be available, or that, if available, such financing could be obtained on terms favorable to the Company.





TRENDS AND UNCERTAINTIES

The Company experienced a decline in operating revenue for the first nine months of 1996 as compared to the first nine months of 1995 when excluding revenues related to recent dispositions and acquisitions. The decline was primarily attributable to higher contract attrition rates during 1996 and lower new business development during both the second half of 1995 and the first three quarters of 1996 in the hospital-based contract management division, as well as lower net collections per patient visit and reimbursement regulatory changes experienced by the Company's billing and
accounts  receivable  management division  in  1996.   As  a
result,  the  Company's  accounts  receivable  balance   has
declined,  reflecting  both the decline  in  the  number  of
contracts   and  the  effect  of  the  Company's  aggressive
collection efforts. The accounts receivable of the hospital-based contract management division represent a large part of the Company's borrowing base. If this balance continues to decline and the Company is unable to reduce bank debt
proportionately,  the  Company  will  likely  experience   a
reduction  in  borrowing  availability  under  the  Overline
Facility.

Many of the terminated contracts in the hospital-based contract management division over the past nine months were unprofitable. In addition to terminating many unprofitable contracts, this division has renegotiated a number of other contracts to provide a fair profit margin going forward. These initiatives are expected, over time, to result in improvements in operating results and cash flow.

The Company believes successful competition in the health care industry requires information systems to rapidly provide a broad range of data related to both clinical and financial aspects of medical practice. The Company has committed to substantial investments over the next ten years in information technology related to clinical management information systems, computerized billing operations, and its own internal financial reporting systems. The Company is currently re-evaluating its needs and its ability to fulfill these commitments.

The Company experienced a decline in operating margins during the first nine months of 1996 compared to the first nine months of 1995. The operating margin for the nine months ended September 30, 1996 was negative 14.2% versus a negative 0.5% for the same period in the prior year. These operating margins are expected to improve if the Company achieves the objectives of the Comprehensive Business Plan.

The Company operates in an industry characterized by consolidation and combination led by a number of major health care companies. The Company completed numerous acquisitions during 1994 and 1995 but is now directing its efforts and resources to improvements in existing operations, the execution of certain divestitures to meet debt obligations, as well as a possible sale of the entire Company. This strategy is being pursued due to the deterioration in revenue growth, increases in costs and the associated operating losses incurred in the Company's traditional lines of business, as well as the principal payment requirements of the Credit Facilities.


Coastal's management team is pursuing and evaluating all strategic alternatives to maximize shareholder value. There can be no assurance that these efforts will lead to any proposed transaction, or that any proposed transaction, which would be subject to approval of the Board of Directors, would be consummated.

Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: receipt of sufficient proceeds from divested assets, and the timing of any divestitures; the level and timing of improvements in the operations of the Company's core businesses; the possibility of poor accounts receivable collection and/or reimbursement experience; the possibility of increased medical expenses due to increased utilization; the possibility that the Company may not be able to improve operations or execute its divestiture strategy as planned; the inability to obtain continued and/or additional necessary working capital financing as needed; and other important factors disclosed from time to time in the Company's Form 10-K, Form 10-Q and other Securities and Exchange Commission filings.


PART II - OTHER INFORMATION


Item 1. - Legal Proceedings

In July 1996, Drs. Steven M. Scott ("Dr. Scott") and Bertram
E. Walls, directors and shareholders of the Company, commenced, on their own behalf and derivatively on behalf of the Company, an action against the Company and Joseph G. Piemont ("Mr. Piemont"), the Company's Chief Executive Officer and President (until he terminated his employment agreement on October 21, 1996), Jacque J. Sokolov M.D. ("Dr. Sokolov"), Chairman of the Board of Directors and the Chief Executive Officer of Advanced Health Plans, Inc., a subsidiary of the Company, and Stephen D. Corman ("Mr. Corman"), a director and the Company's Chief Financial Officer (until his resignation from his position with the Company on November 6, 1996). The plaintiffs alleged, among other things, that certain members of the Board breached their fiduciary duties and wasted corporate assets by removing Dr. Scott from his position as President and Chief Executive Officer of the Company and by approving the
Company's entry into an employment agreement with Mr. Piemont. The Company filed an answer and counterclaims in response to the action. The counterclaims alleged, among other things, that Dr. Scott breached his fiduciary duties to the Company and engaged in a scheme to tortiously interfere with and damage the Company's business.

On October 21, 1996, Mr. Piemont notified the Company of the termination of his employment agreement. The Company has retained counsel to advise the Board of Directors respecting the Company's obligations, if any, under Mr. Piemont's employment agreement in light of the termination notice received from Mr. Piemont and the fact that the validity of the agreement itself is being challenged in the pending litigation initiated by Drs. Scott and Walls. On November 6, 1996, the plaintiffs and Mr. Corman entered into a settlement agreement which, subject to court approval, would result in the dismissal of all claims against Mr. Corman in conjunction with his resignation as an officer and director. Because the settlement agreement, among other things, obligates the Company to pay severance and consulting fees to Mr. Corman, it was presented to and approved by the Board of Directors.

To date, the Company estimates that it has incurred costs of approximately $2.2 million in connection with this pending litigation. The Company currently does not expect to incur substantial additional costs in defending this action or in pursuing its counterclaims. However, the Company anticipates that any settlements that may be reached between the plaintiffs and the remaining individual defendants may, subject to approval by the Board of Directors, result in additional costs to the Company in amounts not presently determinable.


Item  4.  -  Submission of Matters to  a  Vote  of  Security
Holders

The  Annual Meeting of Shareholders of the Company was  held
on  September  27,  1996.   At such  meeting  the  following
members  were  nominated  for  election  to  the  Board   of
Directors:

                                 NUMBER OF SHARES VOTED
                                   FOR         WITHHOLD

Norman H. Chenven, M.D.*        20,414,101     130,888
Mitchell W. Berger*             10,825,791     118,421
Henry J. Murphy*                10,825,799     118,413
Robert V. Hatcher                     9,588,002     130,888
Joseph G. Piemont                     9,587,113     130,888

* - Members elected to the Board of Directors.


The following director's terms of office continued after the meeting:

Jacque J. Sokolov, M.D.
Steven M. Scott, M.D.
Bertram E. Walls, M.D.
Stephen D. Corman
John P. Mahoney, M.D.
John A. Hemingway

On October 24, 1996, Dr. Chenven resigned as a member of the Board of Directors and was replaced by Mr. Eugene F. Dauchert, Jr. on October 29, 1996. On November 6, 1996, Mr. Corman resigned as a member of the Board of Directors and has not yet been replaced. On November 8, 1996, Mr. Hemingway resigned as a member of the Board of Directors and has not yet been replaced.


There  were  three other proposals voted upon at the  Annual
Meeting.   A  summary of these proposals and the votes  cast
are as follows:

                                  NUMBER OF SHARES VOTED
                                FOR      AGAINST    ABSTAIN

1. To adopt the Board's
resolution regarding the
Corporation's Comprehensive
Business Plan                9,727,274  10,824,116  111,712

2. To adopt Steven M. Scott
M.D.'s proposal to establish
a maximize shareholder value
committee of independent non-
management directors         10,935,487  9,616,221  111,395


3. To adopt the proposal to
ratify the appointment of
KPMG Peat Marwick LLP as the
Company's independent certi-
fied public accountants for
the fiscal year ending
December   31,  1996                  20,193,829     201,687
267,586


Item 5. - Other Information

The Board of Directors announced on October 24, 1996 that it had appointed Henry J. Murphy, a Board member, as interim President and Chief Executive Officer, replacing Joseph G.
Piemont, who provided the Company with a notice of termination of employment, effective October 21, 1996. A committee led by the Company's Chairman, Jacque J. Sokolov, M.D. and Steven M. Scott, M.D., a Board member, has been formed to search for a new, permanent President and Chief Executive Officer.

On November 6, 1996, the Company announced that Stephen D. Corman, the Company's Chief Financial Officer and member of its Board of Directors since 1991, had resigned as an officer and director. His resignation was related to a settlement between the plaintiffs and Mr. Corman in a lawsuit against the Company, Mr. Corman and others initiated in July 1996 by Steven M. Scott, M.D. and Bertram E. Walls, M.D., both of whom are directors and shareholders of the Company. The Company named Timothy W. Trost to serve as Chief Financial Officer following Mr. Corman's resignation.


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter for which this report is filed:

1. On July 19, 1996, the Company filed a report on Form 8-K dated July 9, 1996, filing under Item 5 thereof. The report disclosed that on July 9, 1996, Drs. Steven M. Scott and Bertram E. Walls filed, on their own behalf, and derivatively on behalf of the Company, an action against the Company and Dr. Jacque J. Sokolov and Messrs. Joseph G.
Piemont and Stephen D. Corman. The plaintiffs alleged, among other things, that certain members of the Board of Directors breached their fiduciary duties and wasted corporate assets by removing Dr. Scott from his position as President and Chief Executive Officer of the Company and by approving the entry by the Company into an employment agreement with Mr. Piemont.

2. On July 29, 1996, the Company filed a report on Form 8-K dated July 29, 1996, filing under Item 5 thereof. The report disclosed that on July 29, 1996, the Company filed an answer and counterclaims in response to the action brought by Drs. Scott and Walls referred to in 1. above. The counterclaims alleged, among other things, that Dr. Scott breached his fiduciary duties to the Company and engaged in a scheme to tortiously interfere with and damage the business of the Company.





                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COASTAL PHYSICIAN GROUP, INC.
                              (Registrant)



Date: November 14, 1996        By: /S/TIMOTHY W. TROST
                                Timothy W. Trost
                                 Executive Vice President
                                 and Chief Financial
                                 Officer




Date: November 14, 1996        By: /S/W. RANDALL DICKERSON
                                W. Randall Dickerson
                                 Vice President, Corporate
                                 Controller and Chief
                                 Accounting Officer