Form 10-K
period 1996-12-31
COASTAL PHYSICIAN GROUP INC
filed 1997-06-12
CIK 874787

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                        Commission file number 001-13460

                               ------------------

                          COASTAL PHYSICIAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  56-1379244
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   2828 Croasdaile Drive, Durham, NC                        27705
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (919) 383-0355
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
         Title of each class                               which registered
         -------------------                          ------------------------
Common Stock, par value $0.01 per share               New York Stock Exchange
   Preferred share purchase rights                    New York Stock Exchange
             ---------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X]No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1997 was $34,380,558. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)

     The number of shares outstanding of the Registrant's common stock as of
                       February 28, 1997 was 24,126,386.

                       Documents Incorporated by Reference
                       -----------------------------------

                                      None

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Coastal Physician Group, Inc., together with its subsidiaries (the "Company", "Coastal" or the "Registrant"), is a physician management company providing a broad range of health care and administrative services to physicians, hospitals, governmental agencies, managed care programs, employers, and other health care organizations nationwide. The Company provides such services in more than 530 settings, of which over 500 include physician, hospital and government contracts and 32 include primary care practices.

         Founded in 1977 to assist hospitals in staffing their emergency departments, the Company has expanded the range of its hospital-based physician contract services to include obstetrics, gynecology, pediatrics and anesthesiology, as well as physician business management services such as practice management, billing and collection. The Company also owns and operates two health maintenance organizations ("HMOs") and one prepaid health services plan ("PHSP"), collectively ("Health Plans"), providing health care benefits to over 128,000 commercial and Medicaid enrollees. In addition, the Company operates primary care practices located primarily in North Carolina and Florida.

         The Company began to aggressively enter the managed care arena in 1993 and 1994 through a series of acquisition and expansion efforts. Such efforts included primarily the acquisition of a capitated south Florida-based primary care clinic network, the acquisition of fee-for-service and capitated clinic networks operating in New Jersey and Maryland, the acquisition of a commercial HMO in north Florida, and the commencement of operations of a start-up HMO in North Carolina. During the first two quarters of 1995, the Company continued its managed care expansion efforts, primarily by acquiring Better Health Plan, Inc. ("BHP"), a Medicaid PHSP in New York State, as well as a number of primary care practices located in North Carolina and Florida.

         During the fourth quarter of 1995, however, the Company adjusted its business mix by divesting the bulk of its south Florida capitated primary care clinics to its payor in that market, following a determination that market conditions and changes in the payor relationship would make it difficult for the Company to operate such clinics at an acceptable profit margin. Given the decline in overall profitability and increased debt service obligations experienced by the Company over the previous five quarters, in July 1996, the Board of Directors approved a comprehensive strategic and financial plan to refocus on the Company's core operations and to divest certain other operating units. The Company has since sold certain assets, including its capitated clinic operations in New Jersey and Maryland, and identified other assets as non-core assets that the Company has determined to sell. The Company has also retained an investment banking firm to assist the Company in evaluating alternatives for maximizing shareholder value, including the possible sale of the entire Company and other strategic and financial transactions.


PRINCIPAL SERVICES

         A discussion of the principal services provided by the Company, the methods by which it provides such services and the market for each service is set forth below.


PHYSICIAN CONTRACT SERVICES

         Under contracts principally with hospitals and government agencies, the Company identifies and recruits physicians as candidates for admission to a client's medical staff and coordinates the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology, pediatrics and anesthesiology physician contract services, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. Net operating revenue (referred to herein as "net revenue") related to the Company's Physician Contract Services activities for the years ended December 31, 1996, 1995 and 1994 was $295,518,000, $383,985,000 and $392,587,000,
respectively, representing 54%, 47% and 52%, respectively, of the Company's net revenue for such years.

         To fulfill its obligations to clients, the Company obtains the services of physicians who, as independent contractors, agree to provide the necessary clinical coverage. The Company maintains a proprietary data base of physicians who might be available as independent contractors in particular specialties and locations. To carry out contract management services such as the contracting of physicians, staffing and administration, the Company's local and regional offices are generally staffed with a manager, often a consulting medical officer, and an administrative staff consisting of one or more recruiters, credentialers and staffing coordinators.


Emergency Department Services

         The Company contracts, in most cases, to provide all necessary physician coverage for hospital emergency departments on a 24-hour, 365-day basis. The Company believes that hospitals utilize physician management firms to help solve problems associated with the administration and management of hospital emergency departments such as recruitment, scheduling and retention of emergency department physicians, the relief of other hospital physicians from emergency department coverage, budgetary concerns, risk shifting, increasing patient volumes and the historically extensive use of hospital emergency departments for routine primary care, particularly at night and on weekends. In addition to obtaining the services of independent contractor physicians to provide emergency department coverage, the Company also typically employs the physician whom the hospital selects as the medical director of the emergency department. The medical director works directly with the hospital medical staff and administration in such areas as quality assurance, risk management and departmental accreditation.


Government Services

         The Company provides physician contract services to the United States Army, Navy, Air Force and Coast Guard, the Department of Veterans Affairs, Indian Health Services and county and state agencies, including those responsible for correctional facilities. Governmental agencies contract with the Company to assist such agencies in fulfilling their obligations to provide health care for active-duty and retired military personnel and their dependents, veterans and correctional facility inmates. The Company presently has government services contracts for the operation, staffing and management of emergency, obstetric, gynecological and other primary care facilities, and assists in the implementation of quality assurance, quality control and risk management programs which complement medical treatment. Net revenue from government services contracts recognized in 1996 was $41,879,000. The dollar amount of all such contracts through the end of the contract terms, assuming all options and quantities are exercised by the government (which is within its sole discretion), was approximately $47,307,000 as of December 31, 1996.


PHYSICIAN BUSINESS MANAGEMENT SERVICES

         The Company provides a range of physician business management services, principally coding, billing and collection services, to support independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's physician contract services and primary care clinic operations and are also marketed independently to unaffiliated providers. The Company provides these services to over 5,000 physicians in over 250 hospitals in 28 states. Net revenue related to the Company's Physician

Business Management Services activities for the years ended December 31, 1996, 1995 and 1994 was $41,317,000, $50,975,000 and $52,644,000, respectively, representing 7% of the Company's net revenue in all three years.

         The Company codes, bills and collects for professional services with respect to over 3.5 million patient visits annually. Approximately half of the Company's billing and collection revenue is derived from providers with which the Company's Physician Contract Services division does not have a contract management relationship.

         The Company specializes in providing physician business management services to physicians in emergency medicine, anesthesiology, radiology and pathology practices. The Company estimates that approximately 87% of its net billing and collection revenue for 1996 (including work for contract management clients and contracted health care professionals) was derived from emergency room billing and collections, as compared with 70% in 1995 and 83% in 1994. This change is primarily attributable to the termination by the Company of a large office-based clinic billing contract.

         The Company substantially completed its migration to a common computerized billing system during 1996. The Company is evaluating the costs of its information technology strategy and will continue to seek lower cost alternatives in the marketplace. The Company has also developed a plan for office and staff consolidations that is expected to lower headcount, occupancy and telecommunications expenses during 1997.


PHYSICIAN CARE NETWORKS

         The Company's Physician Care Networks division is comprised of managed care organizations and clinical operations. The strategy is to assist employers, insurers and other payors in controlling medical costs by contracting with health care provider networks that provide high quality clinical services on a cost-efficient basis and to assist physicians and other health care providers in improving their efficiency in delivering services to patients. The principal focus of the Physician Care Networks division is to increase the number of patients served by its managed care organizations and clinics in selected geographic markets. Net revenue related to the Company's Physician Care Network services for the years ended December 31, 1996, 1995 and 1994 was $215,274,000, $375,427,000 and $303,406,000, respectively, representing 39%, 46% and 41%, respectively, of the Company's net revenue for such years.


Managed Care Organizations

         On May 5, 1995, the Company acquired BHP, a PHSP operating in parts of New York State. Incorporated on February 4, 1993, as of December 31, 1996, BHP held contracts with approximately 7,700 physicians and 109 hospitals and provided prepaid health care to approximately 40,000 Medicaid recipients in nine counties in New York State and in the five boroughs of New York City. Net revenue for the year ended December 31, 1996 was $47,492,000, representing 8.6% of the Company's net revenue. In connection with this acquisition, the Company paid an initial purchase price of $19,700,000 in cash and $2,400,000 in loan repayments to shareholders and banks. Goodwill totaling $25,200,000 was originally recorded as a result of the acquisition. The Company recorded a writedown of the original goodwill balance totaling $13,562,000 in 1996. See "Item 8. Financial Statements and Supplemental Data" - Note 2 of "Notes to Consolidated Financial Statements". As of December 31, 1996, BHP was approved to offer PHSP services in three additional New York counties. BHP has successfully completed the state's network review process in nine other counties and believes it has a good chance of approval in the near-term.

         In November 1994, the Company acquired Health Enterprises, Inc. and its wholly-owned subsidiary, Healthplan Southeast, Inc. ("HPSE"), an independent practice association ("IPA") model HMO based in Tallahassee, Florida. As of December 31, 1996, HPSE held contracts with approximately 1,350 employer groups in north Florida and provided health care for approximately 66,000 individuals. HPSE's net revenue for the year ended December 31, 1996 was $89,027,000, representing 16.1% of the Company's net revenue.

         Doctors Health Plan, Inc. ("DHP"), an IPA model HMO started by the Company, received its Certificate of Authority in September 1994 and began enrolling members in May 1995. DHP is licensed to offer HMO services in all 100 North Carolina counties and five counties in South Carolina. As of December 31, 1996, DHP held contracts with approximately 175 employer groups statewide serving approximately 9,000 members in small and large employer groups. As of January 1, 1997, these numbers increased to approximately 200 employer groups and over 15,000 members.

         On November 22, 1996, a third party acquired MedCost Inc., a subsidiary of the Company, which owns and operates preferred provider organization networks and utilization management programs. The Company received approximately $14.0 million in net cash proceeds from the disposition which were used to reduce borrowings under the Company's Senior Credit Facility.

         The Company has relatively limited experience with capitated fee arrangements, the assumption of insurance risks and the ownership of HMOs and other managed care organizations. Given this limited experience, combined with increasing pressures to restrain health care expenditures, increased competition and the inherent uncertainties in insuring health care risks, there can be no assurances that the Company's capitation arrangements or insurance activities will be profitable.


Clinical Operations

         Coastal provides physician practice management services to 32 practices or clinical sites in four states: 12 in Florida, 18 in North Carolina, one in Georgia and one in California. The Company's strategy is to improve the physician practices' operating efficiencies through standardization of operating processes, including the installation of enterprise-wide information technology and billing systems, to assist practices in contracting on a network basis with insurers, HMOs and other payors, and to earn a return through management fees from the practices.

         On September 30, 1996, the Company sold certain assets of Physicians Planning Group, Inc. ("PPG"), a manager of primary care provider networks, and Healthcare Automation, Inc. ("HCA"), a billing services and network management company, for approximately $16,600,000 in net cash proceeds. Included in the assets sold were six primary care sites located in Maryland. Effective November 30, 1996, the Company sold certain assets of the HealthNet Medical Group division of PPG ("HealthNet") for approximately $9,700,000 in net cash proceeds. HealthNet consisted of nine primary care sites in New Jersey and New York. Net revenue from PPG, HCA and HealthNet comprised approximately 5% of the Company's net revenue for the year ended December 31, 1996. Net proceeds to the Company were used to pay obligations related to the sale transaction and to reduce borrowings under the Company's Senior Credit Facility.

         On November 30, 1995, the Company sold 47 of its Florida primary care clinics for $51,300,000 in gross cash proceeds. During the third quarter of 1996, the Company received additional gross cash proceeds of $2,800,000, which were based on the settlement of the final closing date balance sheet. Net proceeds to the Company were used to pay obligations related to the sale transaction and to reduce borrowings under the Company's Senior Credit Facility.


CONTRACTUAL ARRANGEMENTS AND CUSTOMERS

HOSPITAL CONTRACTS

         The Company provides physician contract management services to hospitals under two separate contractual arrangements: flat-rate contracts and fee-for-service contracts. Hospitals entering into flat-rate contracts primarily pay fees to the Company based on the hours of physician coverage provided. Hospitals entering into fee-for-service contracts agree to authorize the Company and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted health care professionals. Under fee-for-service arrangements, the Company generally receives directed reimbursement of the amounts collected and, depending on the hospital's patient volume and payor mix, may also receive an availability fee from the hospital. Pursuant to fee-for-service contracts, the Company accepts responsibility for billing and collection and assumes the risks of non-payment, changes in patient volume or payor mix and delays attendant to reimbursement through government programs or third-party payors. All of these factors generally are taken into consideration by the Company in arriving at contractual arrangements with health care institutions and professionals. While the term of the Company's service contracts is generally one to three years, such contracts typically provide for termination without cause by either party on 60 to 180 days' prior notice.

         A significant portion of the Company's net revenue in recent years has been attributable to fee-for-service billing and collection arrangements. As a result of increasing public and private sector pressures to restrain health care costs and to restrict reimbursement rates for medical services, fee-for-service contracts have developed less favorable cash flow characteristics than traditional flat-rate contracts, resulting in a need for increased liquidity and capital resources.


PHYSICIAN CONTRACTS

         In its Physician Contract Services businesses, the Company generally contracts with physicians and certain other health care professionals to provide services to fulfill the Company's contractual obligations to its clients. The Company regards its contracted health care professionals as independent contractors and, therefore, does not withhold income taxes or otherwise treat such professionals as employees. Professional fees from the Company to the physicians are typically calculated on an hourly basis. Most physicians may receive, in addition to an hourly fee, certain incentive payments based on activity and performance. Under the Company's contracts with its hospital and other health care clients, the physician is responsible for the provision of professional services and is required to obtain professional liability insurance with coverage limits as specified in such contracts. The Company's agreements with physicians typically have one-year terms (with options on the part of the physicians for renewal) and can be terminated by the Company at any time under certain circumstances (including termination of the Company's contract with the health care facility) or by either party, typically upon 30 to 90 days' prior notice. Under certain circumstances, clinics owned or managed by the Company may contract with physicians as employees and not as independent contractors.


GOVERNMENT CONTRACTS

         Federal government contracts are usually awarded for a base period ranging from one month to twenty-four months with options on the part of the contracting governmental agency for annual renewal for up to a five year total contract term. Such renewals are dependent upon annual appropriations, budgetary constraints, applicable governmental requirements and other factors and are subject to termination for convenience, by the government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed and, in certain cases, costs incurred in connection with the termination of the contract.


MANAGED CARE CONTRACTS

         HPSE has a one-year contract with the State of Florida, which can be renewed for a one-year period, to provide health care services to employees of the State of Florida. This contract accounts for approximately 41% of HPSE's total enrollment. The State of Florida can terminate the contract upon HPSE losing its license or other evidence of default. The termination or non-renewal of this contract with the State of Florida would have a material adverse effect on both HPSE and the Company.

GOVERNMENT REGULATION

         The businesses in which the Company is engaged are to varying extents subject to substantial regulation by federal and state governmental authorities. The regulatory environment in which the Company operates may change significantly as a result of federal and state health care reform initiatives. The most significant regulatory requirements applicable to the Company's businesses are summarized below.

         A substantial portion of the Company's net revenue is derived from payments made by government-sponsored health care programs (primarily Medicare and Medicaid). In addition, continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of health care and reimbursement programs may continue to lead to relatively significant reductions in government and other third party reimbursements for certain medical charges. Any such reductions could have a material adverse effect on the Company. These programs and activities are subject to substantial regulation by the federal and state governments which are continually reviewing and revising the programs and their regulations. The Company's operations are subject to periodic audits by government reimbursement programs to determine the adequacy of coding procedures and reasonableness of charges. Any determination of material noncompliance with such regulatory requirements or any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of the Company.

         The Company's Health Plans are licensed and subject to periodic examination by governmental agencies and are subject to state and federal statutes which extensively regulate the activities of health plans. The Company's Health Plans must file periodic reports and are subject to periodic review by the licensing authorities that regulate health plans. The loss of a health plan license in a particular state would require the Company to cease offering health plan services in that state. To remain licensed, it may be necessary for the Company's Health Plans to make changes from time to time in their services, procedures, structures and marketing methods. Florida, North Carolina and New York each require a health plan license to operate in such state to meet minimum capital requirements which essentially restrict a portion of each health plan's assets to use within its current operations. Prior to its acquisition by the Company in November 1994, HPSE was denied accreditation by the National Committee for Quality Assurance. Such accreditation is required under Florida law. In October of 1996, HPSE was awarded a one-year accreditation by the National Committee for Quality Assurance. The Company's PHSP has filed an application for a commercial HMO license in New York. Each of the Company's Health Plans is subject to regulatory review and approval regarding the development of new products and the expansion of their service area. Each respective application may be subject to federal, state and county government review.

         The Company's governmental contracting activities are subject to substantial regulation by the applicable contracting agencies and federal law and regulation. Contracts with government agencies are generally complex in nature and require contractors to comply with exacting technical specifications and numerous administrative regulations. Substantial penalties can result from noncompliance with the technical specifications of a contract. Upon failure to perform or violation of applicable contract or statutory provisions, a contractor may be barred or suspended from obtaining future contracts for specified periods of time. The Company is subject to periodic audits and reviews in the ordinary course of business by appropriate federal government audit and review agencies, which can result in adjustments to contract costs, including direct and indirect expenses. Under the Truth in Negotiations Act, the federal government is entitled for three years after final payment on any negotiated fixed-price contract to examine all of the Company's cost records with respect to such contract to determine whether the Company used complete, accurate and current cost and pricing information in preparing bids on that contract or any amendment thereto. The federal government also has the right for six years after final payment to adjust a contract price based upon such examination. Section 31 of the Federal Acquisition Regulations governs the allocation of costs incurred by the Company in the performance of its government contracts to the extent such costs are allocable to its government contracts.

         Business corporations are legally prohibited from providing, or holding themselves out as providers of, medical care in many states. While the Company seeks to structure its operations to comply with the corporate practice of medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of medicine laws in all states. A determination that the Company is in violation of applicable restrictions on the practice of medicine in any state in which it operates could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such states.

         The Company believes that its facilities are in compliance with federal, state and local environmental protection regulations and does not anticipate that its compliance with regulations concerning the packaging, storage, treatment and transportation of biohazardous material will have a material impact on the Company's earnings or competitive position.


CORPORATE LIABILITY AND INSURANCE

         Each of the Company's Physician Contract Services and Physician Care Networks subsidiaries maintains professional liability insurance in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. There can be no assurance that a future claim will not exceed the limits of available insurance or that such coverage will continue to be available. Such insurance provides coverage, subject to policy limits, in the event the Company's contracting subsidiary were held liable as a co-defendant in a lawsuit against a contracted health care professional or hospital client. To the extent health care professionals were regarded as agents of the Company in the practice of medicine, the Company could be held vicariously liable for any medical negligence of such health care professionals. In addition, the Company and its contracting subsidiaries may be exposed to liability in cases in which the Company's contracting subsidiary itself was negligent.

         In addition, the Company's contracts with hospital clients generally contain provisions under which the Company's contracting subsidiary agrees to indemnify the client for losses resulting from the contracting physician's malpractice up to the limits of such contracting physician's liability insurance (whether or not such losses are covered by insurance policies), and the client agrees to indemnify the Company's contracting subsidiary up to the limits of the client's professional liability insurance for losses resulting from the negligence of the client or client personnel (whether or not such losses are covered by insurance policies). In addition, the Company's contracts with the Department of Defense and the Department of Veterans Affairs generally provide for the Company's contracting subsidiary to indemnify the government, without limitation as to amount, for losses incurred under similar circumstances. The Company's contracting subsidiary requires the contracted physicians to indemnify the Company's contracting subsidiary for losses related to the performance of medical services and to obtain professional liability insurance.


COMPETITION

         The businesses in which the Company operates are highly competitive. The Company has both national and local competitors in its various business lines. The Company also competes with the more traditional structures of health care delivery systems. Competition in the industry is based on the scope, quality and cost of services provided. Certain of the Company's actual or potential competitors have substantially greater financial resources available to them.


EMPLOYEES

         At December 31, 1996, the Company had approximately 2,900 employees.

ITEM 2. PROPERTIES

         The Company's headquarters are located in Durham, North Carolina, where the Company subleases, on a month-to-month oral basis, 59,000 square feet of an office building from American Alliance Holding Company, a corporation controlled by the Company's Chief Executive Officer, Dr. Steven M. Scott, who is also a director and the principal shareholder of the Company. The Company also leases and occupies 27,000 square feet of office space in Durham, North Carolina, from a partnership controlled by Dr. Scott. This office space is the headquarters for Coastal Physician Networks, Inc., a subsidiary of the Company.

         The Company leases and occupies a 51,000 square foot office building in Durham, North Carolina. The office space, leased from a third party, is the headquarters for Healthcare Business Resources, Inc., a subsidiary of the Company.

         The Company leases and occupies two office buildings, totaling approximately 52,000 square feet, located in Durham, North Carolina. The office space, leased from a third party, is the headquarters for Coastal Government Services, Inc., a subsidiary of the Company.

         The Company's operating subsidiaries generally lease office space in the locations in which they do business. Total rent expense for all office space leased by the Company under noncancelable operating leases was $11,867,000 for the year ended December 31, 1996.

         Further information concerning properties is disclosed in "Item 13. Certain Relationships and Related Transactions," below.


ITEM 3. LEGAL PROCEEDINGS

         Following the announcement of the Company's first quarter operating results on April 27, 1995, four class action lawsuits were commenced by certain shareholders against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of North Carolina. These lawsuits have been consolidated into a single consolidated and amended complaint styled In re Coastal Physician Group, Inc. Securities Litigation, and class certification has been granted. The consolidated, amended complaint seeks unspecified damages for alleged violations of the federal securities laws and common law negligence related generally to the issuance of allegedly false and misleading statements about the Company's operations and present and future prospects. Discovery is under way . The parties are currently engaged in mediation before a court-appointed mediator. The Company intends to vigorously defend its position, and at this stage of the litigation, exposure to the Company cannot be determined.

         The Company and certain of its current and former officers and directors have been named defendants in a purported shareholder class action lawsuit filed on November 20, 1996, in Superior Court in Durham County, North Carolina, styled Jerry Krim, on his own behalf and on behalf of all others similarly situated, v. Coastal Physician Group, Inc., Steven M. Scott, Stephen
D. Corman and Jonathan E. Kennedy. The complaint alleges that the defendants committed common law fraud and deceit and negligent misrepresentation against the plaintiff and other purchasers of the stock of the Company and seeks unspecified compensatory and punitive damages and costs. The Company intends to vigorously defend its position, and at this stage of the litigation, exposure to the Company cannot be determined.

         A subsidiary of the Company is plaintiff in an action styled Coastal Emergency Services of the West, Inc. v. Thomas Shelton Powers, M.D., which was filed in the District Court in Harris County, Texas, on May 13, 1996, seeking to collect on a promissory note signed by the defendant, with an outstanding balance in excess of $1.5 million. On or about April 3, 1997, the defendant filed an amended answer and counterclaim, in which he has asserted claims against the Company for conversion, breach of fiduciary duty, breach of contract and securities fraud, and has requested actual and exemplary damages and attorneys fees. The Company intends to vigorously defend its position, and at this stage of the litigation, exposure to the Company cannot be determined.

         The Company and its subsidiaries are involved in various other legal proceedings incidental to their businesses, substantially all of which involve claims related to the alleged medical malpractice of contracted physicians, contractual disputes or individual employee relations matters. In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage available to the Company, is likely to have a materially adverse effect on the Company's financial position or results of operations.

         On July 9, 1996, Dr. Steven M. Scott and Dr. Bertram E. Walls, a director, initiated, on their own behalf and derivatively on behalf of the Company, a lawsuit against the Company and certain of its officers and directors, including Joseph G. Piemont, a former President and Chief Executive Officer of the Company (the "Lawsuit"). The complaint alleged, among other things, that certain members of the Board breached their fiduciary duties and wasted corporate assets in taking certain actions specified in the complaint, including approval of Mr. Piemont's employment agreement. On October 21, 1996, Mr. Piemont gave notice to the Company of the termination of his employment agreement for allegedly good reasons (as defined in the agreement) and requested confirmation of the Company's intent to honor the severance terms of the agreement.

         On January 21, 1997, the Company, Drs. Scott and Walls, and Mr. Piemont entered into a Release and Settlement Agreement to resolve the matters at issue between them in the Lawsuit (the "Piemont Settlement"). Pursuant to the Piemont Settlement, Mr. Piemont was awarded the following compensation in consideration of his release of any claims against the Company under the employment agreement and forfeiture of any outstanding stock options granted to him under his employment agreement or otherwise: (i) an initial cash payment of $150,000; (ii) a $250,000 non-interest bearing promissory note, payable in twelve monthly installments, which commenced in February 1997; and (iii) stock appreciation rights ("SARs"), payable in cash, on 50,000 shares of the Company's common stock. The base price for Mr. Piemont's SARs was $3.00 per share and the maximum per share appreciation for which he could receive payment was $4.00 per share. On January 24, 1997, Mr. Piemont exercised the SARs for the full 50,000 shares and the Company paid Mr. Piemont $75,000 in full satisfaction of its obligations for the SARs. The Piemont Settlement was subject to approval by the court presiding over the Lawsuit. The court approved the settlement on January 21, 1997.

         The Lawsuit initiated by Drs. Scott and Walls also named Stephen D. Corman, the Company's former Chief Financial Officer, as a defendant. The complaint alleged, among other things, that certain members of the board, including Mr. Corman, breached their fiduciary duties and wasted corporate assets in taking certain actions specified in the complaint. On November 6, 1996, the Company, Drs. Scott and Walls, and Mr. Corman entered into a Release and Settlement Agreement to resolve the matters at issue between them in the Lawsuit (the "Corman Settlement"). Pursuant to the Corman Settlement, Mr. Corman was awarded the following compensation in consideration of his release of any claims against the Company under his employment agreement and forfeiture of any outstanding stock options granted to him under his employment agreement or otherwise: (i) an initial cash payment in the amount of $100,000; (ii) entry into an agreement to serve as a consultant to the Company from November 1, 1996 through March 31, 1997 with respect to certain financial matters including, but not limited to, preparation and review of the Company's external financial reports; and (iii) SARs with respect to 50,000 shares of the Company's common stock. For services rendered pursuant to the consulting agreement, Mr. Corman will receive the sum of $200,000, payable in ten monthly installments which commenced on November 15, 1996. The base price for Mr. Corman's SARs is $5.00 per share. The SARs are exercisable at Mr. Corman's option during a three-year term and are subject to proportional adjustment in the event of any reorganization of the Company's capital stock. The Corman Settlement was subject to approval by the court presiding over the Lawsuit. The court approved the settlement on December 2, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange under the symbol "DR." The following table shows the range of market prices per share for the Company's common stock in 1996 and 1995.


                                          1996                1995
                  ------------------------------------------------------
                                     High       Low      High       Low
                  ------------------------------------------------------
                  First Quarter     $13.75    $ 8.88    $30.13    $22.50
                  Second Quarter    $ 8.38    $ 6.75    $27.38    $12.63
                  Third Quarter     $ 7.25    $ 4.25    $17.50    $12.88
                  Fourth Quarter    $ 6.00    $ 2.75    $19.13    $13.13
                  ------------------------------------------------------

         As of February 28, 1997, the Company had approximately 8,000 shareholders, of which approximately 1,000 were holders of record.

         The Company has not paid, nor does it currently intend to pay, cash dividends on its common stock but, rather, it intends to retain any future earnings for reinvestment in its business. Under the terms of the Company's Senior Credit Facility, which was retired on June 10, 1997, the Company was not permitted to pay any dividends without the prior written consent of the lenders.

         On May 29, 1996, the Company granted warrants to the lenders under its Senior Credit Facility entitling them to purchase, at par value, up to 1,254,509 shares of common stock. The warrants were granted in connection with an amendment of the Senior Credit Facility. A portion of the warrants vested immediately, with the balance subject to cancellation based upon the Company's compliance with a specified principal repayment schedule. Warrants to purchase 250,902 shares were canceled as a result of $40 million in payments made by the Company prior to January 2, 1997. The remaining warrants, covering 1,003,607 shares of common stock, have vested. This transaction was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         On December 31, 1996, the Company agreed to issue 226,690 shares of its common stock and 32,739 shares of Series B Convertible Preferred Stock to Dr. Scott in satisfaction of the Company's obligation to reimburse him for certain proxy solicitation expenses totaling $1,662,278. The Series B Convertible Preferred Stock shall be convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series B Convertible Preferred Stock, subject to approval by the Company's common shareholders. This transaction was not registered under the Securities Act pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering. See "Item 13. Certain Relationships and Related Transactions."

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)


                                                          Years Ended December 31,
------------------------------------------------------------------------------------------------
                                           1996         1995        1994       1993       1992
------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS:
------------------------------------------------------------------------------------------------
Operating revenue, net                  $ 552,109    $ 810,387    $748,637   $640,702   $516,376
------------------------------------------------------------------------------------------------
Net income (loss)                        (145,557)     (46,901)     20,668     24,303     18,759
------------------------------------------------------------------------------------------------
Net income (loss) per share                 (6.10)       (1.98)       0.92       1.27       1.00
------------------------------------------------------------------------------------------------
Weighted average shares                    23,844       23,656      22,418     19,135     18,849
------------------------------------------------------------------------------------------------


                                                                December 31,
------------------------------------------------------------------------------------------------
                                           1996         1995        1994       1993       1992
------------------------------------------------------------------------------------------------
BALANCE SHEET AT YEAR-END:
------------------------------------------------------------------------------------------------
Total assets                            $ 181,841    $ 313,057    $328,980   $255,761   $143,918
------------------------------------------------------------------------------------------------
Short-term debt                            71,130        5,210       1,353      7,452     19,929
------------------------------------------------------------------------------------------------
Long-term debt                              4,799       77,270      45,792     21,787      7,860
------------------------------------------------------------------------------------------------
Total shareholders' equity                  3,503      146,371     186,893    146,600     55,155
------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         OPERATING REVENUE, NET. Net operating revenue decreased $258.3 million, or 31.9%, for 1996 to $552.1 million from $810.4 million for 1995. The decrease in operating revenue due to dispositions completed during 1995 and 1996, for which prior periods' results were not restated, was approximately $205.9 million, or 25.4%. This decrease was primarily due to the sale of 47 of the Company's south Florida clinics on November 30, 1995, (the "Florida sale"). The remaining decrease was primarily due to higher contract attrition rates in 1996, less new business development during the second half of 1995 and throughout 1996 in the Company's hospital-based contract management division, lower net collections per patient visit, and reimbursement regulatory changes experienced by the Company's billing and accounts receivable management division. The decrease was partially offset by an increase in revenue due to growth in the number of enrollees in each of the Company's Health Plans in North Carolina, New York and Florida.

         PHYSICIAN AND OTHER PROVIDER SERVICES COSTS AND EXPENSES. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by $153.4 million, or 25.4%, to $450.5 million in 1996 from $603.9 million in 1995. The decrease in physician and other provider services costs and expenses due to dispositions completed during 1995 and 1996, for which prior periods' results were not restated, was approximately $173.2 million, or 28.7%. This decrease is primarily due to the Florida sale. The remaining decrease was primarily due to higher contract attrition rates in 1996, less new business development during the second half of 1995 and throughout 1996 in the Company's hospital-based contract management division, and reimbursement regulatory changes experienced by the Company's billing and accounts receivable management division. The decrease was partially offset by an increase in revenue due to growth in the number of enrollees in each of the Company's Health Plans in North Carolina, New York and Florida.

         MEDICAL SUPPORT SERVICES COSTS AND EXPENSES. Medical support services costs and expenses include all other direct costs and expenses of managing clinics, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses, decreased by $38.6 million, or 29.4%, to $92.5 million in 1996 from $131.1 million in 1995. The decrease in medical support services costs and expenses due to dispositions completed during 1995 and 1996, for which prior periods' results were not restated, was approximately $33.1 million, or 25.2%. This decrease is primarily due to the Florida sale. The remaining decrease was primarily due to higher contract attrition rates in 1996, less new business development during the second half of 1995 and throughout 1996 in the Company's hospital-based contract management division, and reimbursement regulatory changes experienced by the Company's billing and accounts receivable management division.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS AND EXPENSES. Selling, general and administrative costs and expenses increased by $47.9 million, or 38.6%, to $171.9 in 1996 from $124.0 in 1995. This increase was due primarily to increased goodwill impairment adjustments, professional fees associated with the restructuring of credit agreements, increased investments in information technology, the write-off of notes receivable, and increased expenses associated with the growth in the number of enrollees in each of the Company's Health Plans in North Carolina, New York and Florida.

         GAIN (LOSS) ON DIVESTED ASSETS, NET. Gain (loss) on divested assets, net consisted of the following in 1996: (i) net gains totaling $36.2 million resulting from the divestiture of subsidiaries throughout the year, including PPG, a manager of primary care provider networks located in Maryland, HealthNet, the Company's New Jersey-based clinic operations, and MedCost, Inc., a managed care entity located in North Carolina and (ii) $1.6 million of additional gain recorded in 1996 on the Florida sale which was attributable to those clinics which were originally acquired and recorded under the purchase method of accounting for business combinations. See "Item 8. Financial Statements and Supplemental Data" - Note 3 of "Notes to Consolidated Financial Statements". Gain (loss) on divested assets, net consisted of the following in 1995: a loss of $20.2 million on the Florida sale which was attributable to those clinics which were originally acquired and recorded under the purchase method of accounting for business combinations.

         NET INTEREST EXPENSE. Net interest expense increased by $4.7 million to $12.3 million in 1996 from $7.6 million in 1995 due primarily to the increase of approximately $3.6 million in amortization expense related to debt issue costs incurred to restructure the Company's credit facilities in May of 1996. The remaining increase resulted from interest on increased borrowings to fund operating losses, the continuing investments in information technology initiatives, and the sale of marketable securities resulting in lower interest income. In addition, net interest expense increased as a result of rate increases charged under the Company's Senior Credit Facility. See "Liquidity and Capital Resources."

         ACQUISITION AND RELATED EXPENSES. Acquisition and related expenses include professional fees and other costs related to acquisitions. Acquisition and related expenses in 1995 were $1.5 million as compared to none in 1996. Expenses incurred during 1995 related primarily to potential acquisitions which did not materialize. See "Item 8. Financial Statements and Supplemental Data" -
Note 3 of "Notes to Consolidated Financial Statements".

         INCOME TAX BENEFIT (PROVISION). Income tax benefit (provision) changed from a benefit of $17.1 million in 1995 to a provision of $4.1 million in 1996 (a change of $21.2 million) primarily as a result of an increase in the valuation reserve for its federal and state net operating loss carryforwards. See "Item 8. Financial Statements and Supplemental Data" - Note 8 of "Notes to Consolidated Financial Statements".

         NET LOSS. The Company experienced a net loss of $145.6 million in 1996 compared to a net loss of $46.9 million in 1995. This change is due primarily to the factors set forth above.


1995 COMPARED TO 1994

         OPERATING REVENUE, NET. Net operating revenue increased $61.8 million, or 8.3%, to $810.4 million in 1995 from $748.6 million for 1994. Of this increase, $19.8 million was attributable to internal growth and $42.0 million was attributable to acquisitions. Internal growth resulted primarily from the growth in the number of HMO participants and the growth in the number of patient visits at many of the primary care clinics acquired during 1994. Acquisitions during 1995 consisted of BHP, 18 primary care practices, 2 hospital-based contract management firms, a practice management company and a physician search company.

         PHYSICIAN AND OTHER PROVIDER SERVICES COSTS AND EXPENSES. Physician and other provider services costs and expenses increased by $82.3 million, or 15.8%, to $603.9 million in 1995 from $521.6 million in 1994. Of this increase, $32.5 million was due to acquisitions made during 1995. The remaining increase resulted primarily from overall higher medical costs in the Company's south Florida operations, the continued adverse trend in collection experience in the Company's physician contract business, higher utilization rates in the Company's managed care businesses and the increase in the number of health care professionals employed or under contract associated with the growth in revenues in primary care practices.

         MEDICAL SUPPORT SERVICES COSTS AND EXPENSES. Medical support services costs and expenses increased by $14.1 million, or 12.1%, to $131.1 million in 1995 from $117.0 million in 1994 due primarily to increases in administrative salaries and other human resources expenses associated with billing and collection activity and an increase in the indirect costs associated with the growth in the number of health care professionals employed or under contract in primary care practices.

         SELLING, GENERAL AND ADMINISTRATIVE COSTS AND EXPENSES. Selling, general and administrative costs and expenses increased by $47.0 million, or 61.0%, to $124.0 million in 1995 from $77.0 million in 1994 due primarily to goodwill impairment adjustments totaling $20.7 million, $9.8 million of additional expense related to 1995 acquisitions, and continued funding of the Company's start-up HMO in North Carolina.

         GAIN (LOSS) ON DIVESTED ASSETS, NET. Gain (loss) on divested assets, net consisted of the following in 1995: a loss of $20.2 million on the Florida sale which was attributable to those clinics which were originally acquired and recorded under the purchase method of accounting for business combinations.

         NET INTEREST EXPENSE. Net interest expense increased by $6.8 million to $7.6 million in 1995 from $0.8 million in 1994 due primarily to the interest on increased borrowings to fund acquisitions and operating losses, increased working capital needs associated with continuing investments in information technology initiatives, and the sale of marketable securities resulting in lower interest income. In addition, net interest expense increased as a result of rate increases charged under the Company's Senior Credit Facility. See "Liquidity and Capital Resources."

         ACQUISITION AND RELATED EXPENSES. Acquisition and related expenses in 1995 were $1.5 million as compared to $9.4 million in 1994. Expenses during 1994 related primarily to four pooling-of-interests acquisitions while 1995 expenses related primarily to potential acquisitions which did not materialize. See "Item
8. Financial Statements and Supplemental Data" - Note 3 of "Notes to Consolidated Financial Statements".

         INCOME TAX BENEFIT (PROVISION). Income tax benefit (provision) changed from a provision of $1.2 million in 1994 to a benefit of $17.1 million in 1995 (a change of $18.3 million) as a result of the loss before taxes in 1995 as compared to income before taxes in 1994. See "Item 8. Financial Statements and Supplemental Data" - Note 8 of "Notes to Consolidated Financial Statements".

         NET INCOME (LOSS). The Company experienced a net loss of $46.9 million in 1995 compared to net income of $20.7 million in 1994. This change is due primarily to the factors set forth above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements primarily through cash generated by certain of its operating activities, bank borrowings, and the sale of certain of its subsidiaries. The Company's principal uses of cash have been to support certain operating activities and repay bank debt. Net cash used in operating activities was $47.1 million and $35.1 million in 1996 and 1995, respectively. The Company's net use of cash for support of operating activities resulted primarily from operating losses, including funding of start-up and early stage HMOs, high professional fees associated with restructuring the Company's credit facilities, proxy and litigation costs, and information technology initiatives. Net cash provided by investing activities in 1996 amounted to $56.4 million primarily attributable to cash received from the disposition of subsidiaries, net of cash disposed of $46.2 million, net sales of marketable securities of $7.1 million and net proceeds from the sale of property and equipment of $3.1 million. Net cash used in investing activities in 1995 amounted to $7.5 million primarily attributable to purchases of property and equipment of $19.9 million, cash expenditures associated with acquisitions of $43.8 million, offset by net sales of marketable securities of $7.9 million and cash provided by the disposition of certain operations of $48.3 million. Net cash used in financing activities in 1996 was $7.2 million and consisted primarily of net repayments under the Company's Senior Credit Facility, as well as cash payments for debt issue costs. Net cash provided by financing activities in 1995 was $36.5 million and consisted primarily of net borrowings under the Company's Senior Credit Facility. As a result of the aforementioned, cash and cash equivalents increased from $8.1 million at December 31, 1995 to $10.2 million at December 31, 1996.

         The Company's number of days of revenue in average outstanding accounts receivable for 1996 and 1995 was 68.9 and 76.1 days, respectively. This decrease was partially attributable to the implementation of a common computerized system to be used by all of the Company's billing operations. The decrease was also attributable to the outsourcing of certain fee-for-service receivables collections to other third parties and the voluntary downsizing of many fee-for-service contracts in the summer of 1996. Significant efforts were undertaken by management to collect flat rate receivables in 30 days or less.

         A significant portion of the Company's net revenue in recent years has been attributable to fee-for-service billing and collection arrangements. As a result of increasing public and private sector pressures to restrain health care costs and to restrict reimbursement rates for medical services, fee-for-service contracts have developed less favorable cash flow characteristics than traditional flat-rate contracts, resulting in a need for increased liquidity and capital resources. The Company voluntarily terminated a significant number of fee-for-service contracts in the summer of 1996 due to lack of profitability and cash flow trends. To improve cash flow collections, the Company converted several fee-for-service contracts to flat-rate contracts during 1996.

         Throughout the first three quarters of 1996, the Company significantly increased its borrowings under its credit facilities due to the net use of cash in operating activities. The Company experienced a significant operating loss in the fourth quarter of 1996. However, as a result of the proceeds received from the sale of PPG on September 30, 1996, MedCost on November 22, 1996, and HealthNet on November 30, 1996, the Company was able to significantly reduce its outstanding obligation under the Senior Credit Facility as of December 31, 1996. Borrowings outstanding under the Company's credit facilities totalled $67.9 million and $68.5 million for the years ended December 31, 1996 and 1995, respectively.

         During 1995, the Company significantly increased its borrowings due to the use of cash for operating activities and acquisitions. The largest component of cash used for acquisitions was for the purchase of BHP in May 1995, for approximately $22.1 million. The remainder of the increase in borrowings for acquisitions was primarily due to the purchase of medical practices in North Carolina and Florida.

         On May 29, 1996, the Company entered into new credit agreements which restructured the existing Acquisition and Working Capital Facilities into a new facility (the "Restructured Facility") and provided the Company with up to $40 million of additional borrowing availability under a new facility (the "Overline Facility"). The Restructured Facility and the Overline Facility required total principal payments of at least $40 million by January 2, 1997, which were made by the Company, at which time the availability of additional working capital borrowings under the Overline Facility declined to $10 million. The Restructured Facility and the Overline Facility also required an amendment to be finalized by January 15, 1997 which would establish financial covenants under these Facilities for the period subsequent to February 1997. This amendment did not occur by January 15, 1997 and therefore outstanding amounts, originally due on July 1, 1997, under the Restructured Facility and the Overline Facility became due on February 28, 1997. From February 28, 1997 through June 10, 1997, the Company was in default on its Restructured Facility and Overline Facility obligations, but accelerated payment under the Restructured Facility and Overline Facility was not required by the lenders. From May 29, 1996 through February 28, 1997, interest on loans under the Restructured Facility and the Overline Facility accrued at the agent bank's prime rate plus 1.5% and 2.0%, respectively, payable quarterly and monthly in arrears, respectively. Subsequent to February 28, 1997, interest on loans under the Restructured and the Overline Facility accrued at the agent bank's prime rate plus 3.5% and 4.5%, respectively, payable quarterly and monthly in arrears, respectively. For further information regarding the Company's previous lending agreements, including covenant, collateral and warrant information, see Note 7 of "Notes to Consolidated Financial Statements."

         On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with various subsidiaries of National Century Financial Enterprises, Inc. ("NCFE"). The Sale Agreements provide for accounts receivable purchase commitments totaling $151 million for the purchase of the Company's healthcare receivables from third party payors that meet specified eligibility requirements.

Certain Sale Agreements create facilities for the purchase of up to $36 million of receivables and terminate on July 1, 1998. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. After taking into account required reserves and administrative fees, the maximum amount of funding available under the Sale Agreements at any one time is approximately $125 million. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.97% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables.

         Pursuant to a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $15 million. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The availability under the line of credit declines based on the Company's receipt of net proceeds in excess of $10 million from the sale of specified assets, and the line of credit expires
June 15, 1998. The line of credit is secured by substantially all of the assets of Coastal Physician Group, Inc., including pledges of the common stock of each of its subsidiaries.

         On June 10, 1997, the Company used proceeds of approximately $82 million from sales of its existing receivables and rights to future receivables to repay outstanding balances under the Restructured and Overline Facilities which terminated on that date. All collateral held by the lenders under those facilities was released. After repayment, the Company had access to approximately $40 million of cash from potential additional sales of receivables and borrowing availability under the line of credit.

        In connection with the National Century Financing transaction, as explained above, Dr. Scott invested $10 million in cash in the Company and received 1,000,000 shares of a new class of Series C Convertible Preferred Stock ("Series C Preferred"). The Series C Preferred, subject to approval by the Company's common stockholders, is convertible into 10,000,000 shares of common stock. In addition, Dr. Scott received 84,983 shares of Series C Preferred and 240,000 shares of common stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million.

         The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the additional cash received from the sale of stock described above, amounts available under the various agreements with NCFE discussed above, the sale of certain non-core assets that the Company has identified, as well as a reduction in cash used in operations. The Company has implemented a management action plan which requires a continuing review of all aspects of the Company's business units and the implementation of actions to improve cash flow characteristics, profitability and contributions to the Company's overall financial and strategic objectives. The primary objectives of these actions are to generate increased cash flow to repay debt and to improve the Company's financial results. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity, thus increasing its reliance on financing under the various agreements with NCFE discussed above.

         In addition to the restructuring of its credit facilities and implementation of a management action plan, the Company recently engaged an investment banking firm to assist in the exploration of potential strategic alternatives for optimizing equity value and providing additional liquidity. The investment banking firm, as well as other outside consultants, are expected to advise the Company as to alternatives for maximizing shareholder value, including the possible sale of the entire Company and other strategic and financial transactions.


OTHER TRENDS AND UNCERTAINTIES

         The Company's revenues decreased from 1995 to 1996 by approximately $258.3 million. Revenues have continued to decline each quarter from the second quarter of 1995 through the fourth quarter of 1996. The primary reasons for this trend include higher contract attrition and lower new business development in the Physician Contract Services division, the sale of 47 clinics in south Florida on November 30, 1995, the sale of PPG on September 30, 1996, the sale of MedCost on November 22, 1996, and the sale of HealthNet on November 30, 1996. The decline in revenues is likely to continue during 1997 given the Company's strategy to divest all non-core assets.

         The Company experienced decreasing operating margins during 1996 ranging from (6.5%) in the first quarter to (54.6%) in the fourth quarter. Declining operating margins were encountered by each line of business in which the Company operates, primarily due to lower new business development and increased allowances for contractual adjustments and uncollectibles in the Physician Contract Services division as well as goodwill impairment adjustments of $15.1 million and $14.6 million in the third and fourth quarters, respectively.

         The Company operates in an industry characterized by consolidation and combination led by a number of major health care companies. The Company completed numerous acquisitions during 1994 and 1995, but is now directing its primary efforts to improvements in existing operations and the sale of non-core assets. This change in strategy is due to the deterioration in revenue growth, increases in costs and the associated operating losses incurred in the Company's traditional lines of business, debt obligations, as well as the relative rising cost of, and potential limited access to, additional capital.

         In late March, 1997, the Health Care Financing Administration ("HCFA") indicated that it will no longer allow companies to obtain group provider numbers to bill Medicare claims for services rendered by their independent contractor physicians. This change may cause significant delays in payments to the Company's subsidiaries. Since HCFA's decision is of such recent origin and because HCFA has requested the Company's future participation in developing a transition plan, the impact on the Company is not known at this time.

         The Company is continuing to incur substantial expansion and operating costs in its start-up health plans in North Carolina and New York. Profitable future results for these entities, as well as its established HMO in north Florida, are largely dependent on successful regulatory approval for expansion into new markets. These approval processes, which are the domain of the respective state (and in some cases, local) regulators, can increasingly be characterized as evolving and difficult to precisely predict. This raises the prospect of potential delays in obtaining the desired approvals on a timely basis. The Company will continue to closely monitor developments in this area.

         The Company believes successful competition in the health care industry will increasingly require sophisticated information systems to rapidly provide a broad range of data related to both clinical and financial aspects of medical practice. The Company has consequently committed to substantial costs in information technology related to clinical management information systems, computerized billing operations, and its own internal financial reporting systems.

         If the Company is unable to return to profitability and increase cash flow in the near term, it is possible that the Company may become unwilling or unable to continue to sustain the losses from its start-up managed care operations and provider network development in North Carolina, to continue to fund its significant investments in information technology, or to provide the working capital necessary to support growth in revenues in any of its existing lines of business. The impairment of the Company's ability to continue these initiatives could limit the Company's ability to realize its strategic and financial goals. As mentioned above, the Company has identified certain assets as non-core assets that the Company has determined to sell and has engaged an investment banker to assist in the exploration of alternatives for maximizing shareholder value, including the possible sale of the entire Company.

         The Company's focus on its internal operations has resulted in senior management changes in its contract management, government services, billing and managed care operations. In addition to personnel changes in its operating companies, the Company significantly reduced staffing at its Durham corporate office during 1996 to approximately 65 employees from over 200. Various administrative and support functions historically provided by the corporate office have been significantly reduced, eliminated completely or redeployed to the operating companies requiring those functions.

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

         The Company's near-term focus is the stabilization of operations and management and to return to profitability. As mentioned earlier, the Company has identified certain operations as vital to the Company's success in the future and is focusing its efforts on returning the core operating units to profitability.


FORWARD-LOOKING INFORMATION OR STATEMENTS: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: receipt of sufficient proceeds from divested assets, and the timing of any divestitures; the level and timing of improvements in the operations of the Company's core businesses; the possibility of increased medical expenses due to increased utilization; the possibility that the Company may not be able to improve operations or execute its divestiture strategy as planned; the inability to obtain continued and/or additional necessary working capital financing as needed; and other important factors discussed above under "Other Trends and Uncertainties" and disclosed from time to time in the Company's Form 10-K, Form 10-Q and other Securities and Exchange Commission filings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


Index to Financial Review


Report of Independent Auditors ..................................................................................20

Consolidated Balance Sheets, December 31, 1996 and 1995 .........................................................21

Consolidated Statements of Operations, Years ended December 31, 1996, 1995 and 1994 .............................22

Consolidated Statements of Shareholders' Equity, Years ended December 31, 1996, 1995 and 1994 ...................23

Consolidated Statements of Cash Flows, Years ended December 31, 1996, 1995 and 1994 .............................24

Notes to Consolidated Financial Statements ......................................................................25

REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND SHAREHOLDERS
COASTAL PHYSICIAN GROUP, INC.


    We have audited the accompanying consolidated balance sheets of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        /s/ KPMG Peat Marwick LLP


Raleigh, North Carolina
March 31, 1997 except for paragraphs 5 and 6 of Note 10, which are as of May 30, 1997, and for paragraphs 1 and 4 of Note 9, which are as of June 3, 1997, and for paragraphs
6, 8, 9 and 10 of Note 7 and the last paragraph of Note 11, which are as of June 10, 1997.

                          COASTAL PHYSICIAN GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                               December 31,
                                                                           1996            1995
-----------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                          $ 10,239       $  8,147
     Marketable securities                                                 7,020          9,303
     Trade accounts receivable, net                                       87,410        149,891
     Accounts receivable, other                                           11,187         11,315
     Notes receivable from shareholders                                       --          1,879
     Refundable income taxes                                               2,498         12,804
     Deferred income taxes                                                    --          4,265
     Prepaid expenses and other current assets                            10,923          3,882
-----------------------------------------------------------------------------------------------
        Total current assets                                             129,277        201,486
-----------------------------------------------------------------------------------------------
Property and equipment, at cost, less accumulated depreciation            19,041         33,441
Excess of cost over fair value of net assets acquired, net                19,305         53,836
Deferred income taxes                                                         --          2,244
Other assets                                                              14,218         22,050
-----------------------------------------------------------------------------------------------
        Total assets                                                    $181,841       $313,057
===============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities and other short-term borrowings                 $ 71,130       $  5,210
     Accounts payable                                                     46,307         19,600
     Accrued physicians fees and medical costs                            33,709         38,468
     Accrued expenses                                                     20,182         26,138
     Income taxes payable                                                  2,211             --
-----------------------------------------------------------------------------------------------
        Total current liabilities                                        173,539         89,416
-----------------------------------------------------------------------------------------------
Long-term debt, excluding current maturities                               4,799         77,270
-----------------------------------------------------------------------------------------------
        Total liabilities                                                178,338        166,686
===============================================================================================
Commitments and contingencies (Notes 7, 10, and 12)
Shareholders' equity:
     Preferred stock $.01 par value, authorized 10,000 shares;
        none issued or outstanding                                            --             --
     Common stock $.01 par value, authorized 100,000 shares;
        issued and outstanding 24,126 and 23,754 shares, respectively        241            238
     Additional paid-in capital                                          144,070        142,345
     Common stock warrants                                                   987             --
     Retained earnings (accumulated deficit)                            (141,931)         3,626
     Unrealized appreciation of available-for-sale securities                136            162
-----------------------------------------------------------------------------------------------
        Total shareholders' equity                                         3,503        146,371
-----------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                      $181,841       $313,057
===============================================================================================


See accompanying notes to consolidated financial statements.

                          COASTAL PHYSICIAN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                 Years Ended December 31,
                                                             1996            1995         1994
                                                             ----            ----         ----
--------------------------------------------------------------------------------------------------
Operating revenue, net                                    $ 552,109       $ 810,387       $748,637
Costs and expenses:
   Physician and other provider services                    450,526         603,881        521,618
   Medical support services                                  92,460         131,097        116,953
   Selling, general and administrative                      171,903         123,989         77,006
--------------------------------------------------------------------------------------------------
      Total costs and expenses                              714,889         858,967        715,577
--------------------------------------------------------------------------------------------------

Gain (loss) on divested assets, net                          37,751         (20,195)            --
--------------------------------------------------------------------------------------------------

   Operating income (loss)                                 (125,029)        (68,775)        33,060
--------------------------------------------------------------------------------------------------

Other income (expense):
   Interest expense                                         (12,774)         (8,261)        (2,725)
   Interest income                                              500             671          1,928
   Acquisition and related expenses                             ---          (1,535)        (9,364)
   Other net                                                 (5,982)         (2,374)          (987)
--------------------------------------------------------------------------------------------------
      Total other expense                                   (18,256)        (11,499)       (11,148)
--------------------------------------------------------------------------------------------------

Income (loss) before income taxes and
   extraordinary item                                      (143,285)        (80,274)        21,912

Provision (benefit) for income taxes                          4,136         (17,136)         1,244
--------------------------------------------------------------------------------------------------

   Income (loss) before extraordinary item                 (147,421)        (63,138)        20,668

Extraordinary item - gain on pooled portion
   of South Florida divestiture, net of income taxes
   of $647, $9,796 and $0 for the years ended
   December 31, 1996, 1995 and 1994, respectively             1,864          16,237             --
--------------------------------------------------------------------------------------------------

   Net income (loss)                                      $(145,557)      $ (46,901)      $ 20,668
--------------------------------------------------------------------------------------------------

Net income (loss) per common share:
   Income (loss) before extraordinary item                $   (6.18)      $   (2.67)      $   0.92
   Extraordinary gain                                          0.08            0.69             --
--------------------------------------------------------------------------------------------------
      Net income (loss)                                   $   (6.10)      $   (1.98)      $   0.92
--------------------------------------------------------------------------------------------------

Weighted average number of shares
   outstanding                                               23,844          23,656         22,418
==================================================================================================


See accompanying notes to consolidated financial statements.

                        COASTAL PHYSICIAN GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                (In thousands)






                                                                                                        Unrealized
                                                                                                        Appreciation
                                                                                        Retained       (Depreciation )
                                         Share of               Additional    Common    Earnings        of Available)     Total
                                          Common      Common     Paid-In      Stock   (Accumulated)      for-sale      Shareholders'
                                          Stock       Stock      Capital     Warrants   Deficit)         Securities       Equity)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993              21,779      $218       $113,191   $---      $  32,947           $ 244         $ 146,660
----------------------------------------------------------------------------------------------------------------------------------
Net income                                    --        --             --     --         20,668              --            20,668
Shares issued:
     Employee stock compensation awards        3        --            320     --             --              --               320
     Stock options exercised                  45        --            531     --             --              --               531
     In connection with business
          combinations                     1,587        16         21,602     --           (502)             --            21,116
     Employee stock purchase plan              4        --            134     --             --              --               134
Capital contributions from shareholders
     of pooled companies                      --        --            772     --             --              --               772
Cash dividends of pooled companies            --        --             --     --         (2,586)             --            (2,586)
Unrealized depreciation of available-
     for-sale securities, net of tax          --        --             --     --             --            (662)             (662)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994              23,418       234        136,550     --         50,527            (418)          186,893
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                      --        --             --     --        (46,901)             --           (46,901)
Shares issued:
     Stock options exercised                 149         2          1,593     --             --              --             1,595
     In connection with business
          combinations                       117         1          3,139     --             --              --             3,140
     Employee stock purchase plan             70         1          1,063     --             --              --             1,064
Unrealized appreciation of available-
     for-sale securities, net of tax          --        --             --     --             --             580               580
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              23,754       238        142,345     --          3,626             162           146,371
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                      --        --             --     --       (145,557)             --          (145,557)
Shares issued:
    Stock options exercised                   63        --            425     --             --              --               425
    Employee stock purchase plan              82         1            518     --             --              --               519
Payment of proxy contest costs               227         2            678     --             --              --               680
Issuance of common stock warrants             --        --             --    987             --              --               987
Employee stock compensation awards            --        --             22     --             --              --                22
Stock options vested                          --        --             82     --             --              --                82
Unrealized depreciation of available-
    for-sale securities, net of tax           --        --             --     --             --             (26)              (26)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              24,126      $241       $144,070   $987      $(141,931)          $ 136           $ 3,503
==================================================================================================================================


See accompanying notes to consolidated financial statements.

                        COASTAL PHYSICIAN GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                    Years Ended December 31,
                                                                                 1996        1995          1994
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                        $(145,557)   $(46,901)     $ 20,668
     Adjustments to reconcile net income (loss) to net cash
               used in operating activities:
          Depreciation                                                            7,157       7,062         3,693
          Amortization                                                            3,049       4,274         1,926
          Noncash interest expense                                                   12          48            62
          Extraordinary gain                                                     (2,511)    (26,033)           --
          (Gain) loss on sale of purchased portion of south Florida
               divestiture                                                       (1,579)     16,943            --
          Gain on disposition of subsidiaries                                   (36,172)         --            --
          Loss on disposal of fixed assets, net                                   1,709         966            --
          Gain on sale of marketable securities and investments                    (288)         --            --
          Goodwill impairment loss                                               29,679      20,648            --
          Deferred income taxes                                                   6,407       2,272        (3,148)
          Other                                                                     124        ,263          ,046
          Change in assets and liabilities,
                  net of effects from acquisitions:
               Trade accounts receivable, net                                    59,730      (8,819)      (14,983)
               Accounts receivable, notes receivable and other                   (1,001)     (5,528)      (13,119)
               Refundable income taxes                                           10,306      (4,227)           --
               Prepaid expenses and other current assets                         (2,322)      3,156        (2,215)
               Other assets                                                       2,188      (1,366)        1,563
               Accounts payable, accrued expenses and
                  income taxes payable                                           26,668      (6,532)       (8,632)
               Accrued physicians fees and medical costs                         (4,653)      8,650         2,282
-----------------------------------------------------------------------------------------------------------------
                    Total adjustments                                            98,503      11,777       (32,525)
-----------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                 (47,054)    (35,124)      (11,857)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of marketable securities and investments                          (2,973)     (4,605)      (59,301)
     Proceeds from sale of marketable securities and investments                  8,210      12,472        80,444
     Proceeds from maturity of marketable securities and investments              1,853          --            --
     Proceeds (purchases) of property and equipment, net                          3,074     (19,846)       (7,724)
     Acquisition of subsidiaries, net of cash acquired ,                           --       (43,788)      (10,271)
     Disposition of subsidiaries, net of cash sold                               46,189      48,275           --
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities                    56,353      (7,492)       3,148
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Repayments of long-term debt                                               (76,610)    (36,846)      (18,904)
     Borrowings on long-term debt                                                71,424      69,995        29,000
     Cash payments for debt issue costs                                          (3,048)         --            --
     Net proceeds from issuance of common stock                                   1,027       2,661            --
     Repayment of shareholder loans                                                  --         667            --
     Capital contributions from shareholders                                                                   P
          of pooled companies                                                        --          --          ,772
     Dividends paid by pooled companies                                              --          --        (2,586)
     Other                                                                           --          --           719
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                    (7,207)     36,477         9,001
-----------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents                    2,092      (6,139)         ,292
Cash and cash equivalents at beginning of year                                    8,147      14,286        13,994
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $  10,239    $  8,147      $ 14,286
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Cash payments (receipts) during the year:
          Interest                                                            $   9,327    $  7,699      $  1,975
          Income taxes                                                        $ (15,477)   $ (2,925)     $ 15,275



See accompanying notes to consolidated financial statements.

                        COASTAL PHYSICIAN GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. GENERAL

    Coastal Physician Group, Inc. (the "Company" or "Coastal") is a physician management company which provides a broad range of health care and administrative services to physicians, hospitals, government agencies, managed care programs and other health care organizations. Such services consist primarily of the provision of physician coverage to hospital and government facility clients, the provision of billing and collection services to various health care practitioners, the operation of two health maintenance organizations ("HMOs") and a Medicaid managed care entity, and the operation of primary care clinics and physician practices. The Company operates on a nationwide basis.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of Coastal and its wholly-owned subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared to give retroactive effect to certain of the mergers discussed in Note 3.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions.

C. CASH AND CASH EQUIVALENTS AND REGULATORY REQUIREMENTS

     Cash in excess of daily requirements invested in short-term investments with maturities of three months or less are considered to be cash equivalents for financial statement purposes.

     The Company's HMOs and prepaid health services plan ("PHSP") are required to maintain certain levels of restricted deposits to satisfy certain regulatory requirements. These deposits (included in Other assets in the accompanying consolidated balance sheets) totaled approximately $5,968,000 and $3,940,000 as of December 31, 1996 and 1995, respectively. In addition, the Company's HMOs and PHSP are required to maintain certain net worth levels which restrict the transfer of funds between companies.

D. MARKETABLE SECURITIES

    Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are classified either as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are carried at amortized cost ($1,208,000 and $4,161,000 at December 31, 1996 and 1995, respectively) and primarily consisted of state and political subdivision securities, U.S. Government securities and municipal bonds. Securities classified as available-for-sale are carried at fair value ($6,017,000 and $6,192,000 at December 31, 1996 and 1995, respectively)
and primarily consisted of equity securities. Unrealized gains and losses on such securities are carried as a separate component of shareholders' equity. Realized investment gains and losses are computed using specific costs of securities sold. Held-to-maturity securities included in other assets on the accompanying consolidated balance sheets amounted to $205,000 and $1,050,000 at December 31, 1996 and 1995, respectively.

                        COASTAL PHYSICIAN GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

E. ACCOUNTS RECEIVABLE

     Trade accounts receivable are primarily amounts due from hospitals under flat rate contracts and amounts due under fee-for-service contracts from patients, government-sponsored health care programs (primarily Medicare and Medicaid) and other third party payors such as insurance companies and self-insured employers. These receivables are geographically dispersed throughout the United States.

     Accounts receivable due under fee-for-service contracts include an allowance for contractual adjustments and uncollectibles which is charged to operations based on an evaluation of potential losses. Contractual adjustments result from the differences between the physician rates for physician services performed and amounts allowed by government-sponsored health care programs, insurance companies and other payors for such services. Uncollectibles represent receivables considered unrecoverable. The allowance considered necessary to cover contractual adjustments and uncollectibles is based on an analysis of current and past due accounts, collection experience in relation to amounts billed and other relevant information. Although the Company believes amounts provided are adequate, the ultimate amounts uncollectible could be in excess of the amounts provided.

F. DEPRECIATION

     Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the assets as follows:

               Buildings                     31 1/2 years
               Leasehold improvements        5 years
               Furniture and equipment       3 to 10 years
               Airplane                      12 years
               Automobiles                   3 years

G. EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The assets and liabilities of acquired entities accounted for under the purchase method of accounting are adjusted to their estimated fair values as of the acquisition dates. The amounts recorded as excess of cost over fair value of net assets acquired ("goodwill") represent amounts paid that exceed estimated fair values assigned to the assets and liabilities of each acquired business. Such amounts are being amortized on a straight-line basis over periods ranging from five to forty years, depending on the specific circumstances of each acquisition. Accumulated amortization of goodwill was $3,581,000 and $3,136,000 at December 31, 1996 and 1995, respectively.

    During the fourth quarter of 1995, the Company elected early adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Prior to the early adoption of SFAS 121, the Company accounted for both identifiable and unidentifiable intangible assets that were acquired in accordance with APB Opinion No. 17 ("APB 17"), Intangible Assets. Under the provisions of APB 17, management would periodically evaluate the carrying value and remaining amortization periods of unamortized amounts based on an analysis of estimated undiscounted operating earnings from the operations of each specific business. In addition, management would consider any events and circumstances occurring during the year which might have an impact on such carrying value or remaining amortization periods. No such events or circumstances indicating impairment were identified prior to 1995.

                        COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Upon early adoption of SFAS 121, management performed an evaluation of the carrying value and remaining amortization periods of unamortized amounts. In connection with the ongoing application of SFAS 121, management will perform such an evaluation whenever events or changes in circumstances occur which indicate such carrying values may not be recoverable. With the exception of the matters related to the goodwill impairment discussed in Note 2, no such events or changes in circumstances were identified during 1996.

H. REVENUE AND MEDICAL COST RECOGNITION
     Contractual arrangements with hospitals are primarily (a) flat rate contracts whereby the Company receives fees from hospitals based on hours of physician coverage provided and (b) fee-for-service contracts whereby the Company bills and collects the charges for medical services rendered by the Company's contracted health care professionals and assumes the financial risks related to patient volume, payor mix, reimbursement rates, and collection.

     The Company recognizes capitation revenue from employers and prepaid managed care plans that contract with the Company for the delivery of health care services on a monthly basis. This capitation revenue is at the contractually agreed-upon per-member, per-month rates.

     Premium revenue for prepaid healthcare is recognized as earned on a pro rata basis over the contract period.

     Costs of medical services are recorded as expenses in the period in which they are incurred. Accrued medical claims are based upon costs incurred for services rendered prior to the balance sheet date. Incurred but not reported medical claims are estimated by the Company based on trends, experience and judgement. The ultimate amount of such claims may differ from amounts provided and such adjustment will be reflected in the period in which such differences become apparent.

I. PRESENTATION OF EXPENSES

    Physician and other provider services costs and expenses are comprised primarily of fees paid to physicians and other health care providers and include medical supplies and pharmaceutical expenses in the clinic operations.

    Medical support services costs and expenses include all other direct costs and expenses of managing clinics, as well as billing, collection and physician business management services costs and expenses.

    Selling, general and administrative costs and expenses include all other operating expenses.

J. STOCK-BASED COMPENSATION

     The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. In addition, no pro forma disclosure of net income and earnings per share, in accordance with statement of Financial Accounting Standards No. 123, has been provided due to the immaterial effect of the amount of stock-based compensation expense.


K. RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation. Such reclassifications had no impact on net income (loss) or shareholders' equity as previously reported.

                        COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2. GOODWILL IMPAIRMENT

1996

     During 1996, the Company recognized a goodwill impairment loss (included in Selling, general and administrative costs and expenses in the accompanying consolidated statements of operations) of $29,679,000 related to goodwill associated with (i) certain long-lived assets of entities identified for sale by the Company and (ii) certain acquired operations.

     PENDING ASSET DISPOSITIONS - In conjunction with the Company's efforts to sell certain units to address its debt service requirements and improve the enterprise value of the Company, the carrying amount of the long-lived assets and identifiable intangibles associated with assets specifically identified for sale was compared to the estimated fair value of the assets, less estimated costs to sell. Fair value was based on the estimated amount at which the assets could be sold in a current transaction based on management's evaluations and discussions with the Company's outside financial advisors. This reevaluation resulted in impairment losses recognized in 1996 of $13,562,000 for Better Health Plan, Inc., a New York-based Medicaid managed care entity acquired in 1995, and $6,517,000 for the Company's North Carolina clinics, acquired at various dates.

    ADVANCED HEALTH PLANS, INC. - The primary underlying factor contributing to the decision to reevaluate the carrying value of goodwill associated with Advanced Health Plans, Inc. ("AHP") was the uncertainty associated with the time that AHP's founder and Chief Executive Officer, Dr. Sokolov, may be able to continue to devote to AHP and his continuing role with AHP. Dr. Sokolov also serves as Vice Chairman of the Company's Board of Directors. Dr. Sokolov is considered critical to the continued operations of AHP, and the Company believes that without his full-time involvement the operations and cash flows of AHP could decline. The reevaluation resulted in a $6,611,000 write-off of AHP's goodwill balance in 1996.

    COASTAL PHYSICIAN SERVICES , INC. - The primary underlying factor contributing to the decision to reevaluate the carrying value of goodwill associated with certain acquired operations of Coastal Physician Services, Inc. ("CPS") was the termination of a significant number of contracts. The reevaluation resulted in a $2,989,000 write-off of goodwill in 1996.

    In determining the amount of the impairment loss, the Company developed its best estimate of operating cash flows over the remaining business life cycle of both AHP and CPS based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Future cash flows, excluding interest charges, were discounted using the Company's weighted average cost of capital. These estimates reflected that the present value of the future cash flows was not adequate to recover the existing carrying amount of goodwill. Accordingly, the goodwill impairment loss was recognized to adjust the carrying amount to estimated fair value.

1995

    During the fourth quarter of 1995, the Company recognized a goodwill impairment loss (included in Selling, general and administrative costs and expenses in the accompanying consolidated statements of operations) of $20,648,000 related to certain of its acquired operations . Such operations included HealthNet Corp., a New Jersey-based clinic operation acquired in 1994 ("HealthNet"), the clinics in south Florida, acquired at various dates, remaining after the divestiture described in Note 3 ("south Florida clinics"), and Medi/Tab Consulting Co., Inc., a New York-based billing operation acquired in 1992 (" Medi/Tab"). The impairment loss was primarily the result of current period, as well as historical and projected, operating and cash flow losses,

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

which resulted in strategic and operational reviews of these businesses and an evaluation of the respective goodwill carrying values for possible impairment. The following is a summary by entity of the primary reasons for the operating losses as well as the resulting goodwill write-downs.

    HEALTHNET - The underlying factors contributing to the decline in financial results were changes in the marketplace (increased managed care penetration in New Jersey relating to both the commercial market and the workers compensation market) and the fact that the HealthNet clinics are not primary care oriented. This resulted in declines in patient volume and average reimbursements to HealthNet's primarily fee-for-service revenue base. The evaluation resulted in a $12,588,000 write-down of HealthNet's goodwill balance in the fourth quarter of 1995.

    SOUTH FLORIDA CLINICS - The underlying factors contributing to the decline in financial results included changes in the marketplace, as well as the Company's decision to divest the bulk of its south Florida primary care clinic operations (as discussed in Note 3), thus limiting the remaining clinics' ability to participate in managed care contracts as part of a larger network. The evaluation resulted in a $7,388,000 write-down of the remaining south Florida clinics' goodwill balance in the fourth quarter of 1995.

    MEDI/TAB - The primary underlying factor contributing to the decline in financial results was increased competitiveness in Medi/Tab's marketplace resulting in a significant deterioration in its client base and decreasing margins. The evaluation resulted in a $672,000 write-down of Medi/Tab's goodwill balance in the fourth quarter of 1995. On March 15, 1996, the Company consummated the sale of all of the outstanding common stock of Medi/Tab. Such divestiture did not have a material effect on 1996 results of operations. In determining the amount of the impairment loss, the Company developed its best estimate of operating cash flows over the remaining business life cycle of each specific operation based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Future cash flows, excluding interest charges, were discounted using the Company's weighted average cost of capital. These projections reflected that the present value of the future cash flows was not adequate to recover the existing carrying amount of goodwill. Accordingly, the goodwill impairment loss was recognized to adjust the carrying amount to estimated fair value.

3. SIGNIFICANT TRANSACTIONS

    A substantial portion of the Company's consolidated operations consists of entities acquired in a succession of acquisitions during the period from January 1993 through November 1995. Additionally, the Company consummated a number of significant divestitures from November 1995 through November 1996. The following is a summary of certain accounting aspects of such acquisitions and divestitures, as well as a description of the more significant transactions.

     Certain of the Company's acquisitions were accounted for under the purchase method of accounting ("purchases"). Under this method, the assets and liabilities of the acquired entity are recorded at their estimated fair market values at the date of acquisition, any excess of the purchase price over the respective fair market value is accounted for as goodwill, and the results of operations of the acquired company are included in the Company's consolidated financial statements from the respective date of acquisition. The remaining acquisitions were accounted for under the pooling-of-interests method of accounting ("poolings"). Under this method, the assets and liabilities of the combined entity are recorded at their respective book values, and the Company's consolidated financial statements are restated for all periods presented to include the results of operations of the combined entity.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


A. SOUTH FLORIDA

Original Acquisitions

     The Company's south Florida primary care clinic operations resulted from a series of acquisitions during the period from July 1993 through November 1995. Certain of such acquisitions were accounted for as purchases, while the remainder were accounted for as poolings.

     South Florida purchases consisted primarily of the July 1993 acquisition of Gold Star Medical Group ("Gold Star"), a network comprised of 13 primary care clinics. The initial purchase price for Gold Star was $12,000,000, with additional consideration to be payable if certain criteria were met. In June 1994, the Gold Star agreement was modified whereby the Company issued an additional 400,000 shares of its common stock (increasing goodwill by $11,220,000) and providing for additional consideration to be payable if certain criteria were met. Additional consideration was paid in July 1995 (a combination of cash and common stock) under the modified agreement, resulting in $1,000,000 of additional goodwill. In addition to Gold Star, south Florida purchases included a number of less significant acquisitions, which are included in the aggregate information under Other Acquisitions below.

    South Florida poolings consisted of the February 1994 acquisition of Health Management Associates of America, Inc. and Medical Management Associates, Inc. ("HMA/MMA") and the June 1994 acquisition of Southeast Health Systems, Inc. and Medical Associates Systems, P.A. ("SHS/MAS"). HMA/MMA and SHS/MAS together operated a network of 21 primary care clinics. The Company issued 2,301,000 shares of its common stock in exchange for all of the outstanding shares of the companies comprising HMA/MMA and 1,088,000 shares of its common stock in exchange for all of the outstanding shares of the companies comprising SHS/MAS.

1995 DIVESTITURE

    On November 30, 1995, the Company sold 47 of its south Florida clinics for $51,300,000 in gross cash proceeds, subject to $3,000,000 held in escrow (included in prepaid expenses and other current assets on the accompanying consolidated balance sheets). The divested entities included both a portion originally accounted for as purchases (the "purchased portion") and a portion originally accounted for as poolings (the "pooled portion"). The purchased portion consisted primarily of Gold Star, as well as certain (but not all) of the less significant south Florida purchases; the pooled portion consisted of HMA/MMA and SHS/MAS.

    In 1995, the Company realized (on an aggregate basis) a gain on disposal, before applicable income taxes, of approximately $5,840,000, income tax expense on the transaction of $6,540,000, and a loss on the disposal on an after-tax basis of $700,000. The relationship of income tax expense on the transaction to the pre-tax gain is due to the addback of nondeductible goodwill related to the purchased portion.

1996 SETTLEMENT

    During the third quarter of 1996, the Company received additional gross cash proceeds of $2,800,000 as an adjustment to the original sale price. These proceeds were based on the settlement of the final closing date balance sheet and were recorded as a gain on the sale transaction. The Company realized an additional gain of $1,290,000 resulting from other non-cash post-closing balance sheet settlements. Because the disposal occurred within two years following acquisition of the entities comprising the pooled portion, the component of the total gain applicable to the pooled portion, less applicable income tax expense,

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

is required to be classified as an extraordinary item in the accompanying consolidated statements of operations. The loss on the purchased portion, gross of applicable income taxes, has been included in Gain (loss) on divested assets, net in the accompanying consolidated statements of operations. In determining the breakdown of the transaction for purposes of disclosing the gain (loss) on the sale of the respective portions, proceeds have been allocated based upon the relative fair market values of the respective entities. The accounting bases for the respective portions were based on a specific identification of the entities comprising each portion. Provisions and transaction-related expenses which could not be specifically identified with either the purchased or pooled portion were allocated on a basis consistent with the allocation of proceeds. The direction and magnitude of the net impact of the respective portions (loss on purchased portion, gain on pooled portion) is due to the allocation of a majority of the proceeds to the pooled portion and the higher accounting basis which results under the purchase method.

B. PHYSICIANS PLANNING GROUP/HEALTHCARE AUTOMATION ACQUISITION

Original Acquisition

    In August 1994, the Company issued 857,000 shares of its common stock in exchange for all of the outstanding shares of Physicians Planning Group, Inc. ("PPG"), a manager of primary care provider networks, and Healthcare Automation, Inc.("HCA"), a billing services and network management company. This acquisition was accounted for as an immaterial pooling without restatement of prior results of operations.

1996 DIVESTITURE

    Effective September 30, 1996, the Company sold certain assets of PPG and the common stock of HCA. The Company realized a net gain on the sale of PPG and HCA (included in Gain (loss) on divested assets, net in the accompanying statements of operations), of approximately $15,692,000 before applicable income taxes. Income tax expense on the transaction totaled $1,163,000, resulting in a gain on an after tax basis of $14,529,000.

C. HEALTH ENTERPRISES ACQUISITION

    In November 1994, the Company issued 2,097,000 shares of its common stock in exchange for all the outstanding shares of Health Enterprises, Inc. ("HEI"), an acquisition accounted for as a pooling. HEI's wholly-owned subsidiary, Healthplan Southeast, Inc., an independent practice association ("IPA") model HMO, had over 66,000 members enrolled and insured approximately 1,350 employer groups in north Florida as of December 31, 1996.

D. BETTER HEALTH PLAN ACQUISITION

    On May 5, 1995, the Company acquired (and accounted for as a purchase) Better Health Plan, Inc. ("BHP"), a Medicaid managed care entity. Incorporated on February 4, 1993, BHP provided prepaid health care to approximately 40,000 Medicaid recipients in five counties in New York State as of December 31, 1996. The initial purchase price was $19,700,000 in cash and $2,400,000 in loan repayments to shareholders and banks. Goodwill totaling $25,200,000 was originally recorded in connection with the acquisition. The Company recorded an impairment loss of $13,562,000 during 1996 relating to this goodwill balance. Pro forma results of operations assuming this purchase had taken place at the beginning of 1995 have been included in the aggregate pro forma information under Other Acquisitions below. See Note 10 regarding the settlement of a contingent earnout payment in connection with the acquisition of BHP.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


E. OTHER ACQUISITIONS

    In addition to the above described acquisitions, Coastal made a number of less significant acquisitions in 1995 and 1994. No acquisitions were made during 1996. Such acquisitions consisted of (in 1995) 18 practices, two hospital-based contract management firms, a practice management company and a physician search company and (in 1994) 31 practices, a billing company, a consulting company and a physician placement company. Aggregate consideration for these other acquisitions was (in 1995) $25,861,000 (consisting of $23,566,000 in cash and $2,295,000 in the Company's common stock) and (in 1994) $20,898,000 (consisting of $10,045,000 in cash and $10,853,000 in the Company's common stock). These acquisitions were all accounted for as purchases. The excess purchase price over the estimated fair market value of the net assets acquired is being amortized on a straight line basis over periods ranging from 5 to 40 years. The following unaudited pro forma results of operations (on an aggregate basis for all of these acquisitions and BHP) assume all purchases occurred as of the beginning of the respective periods presented after giving effect to certain adjustments, including the amortization of the excess of cost over the fair value of net assets acquired, increased interest expense on acquisition debt and related income tax effects.


                                              Years ended December 31,
                                           ------------------------------
(In thousands, except per share data)         1995                 1994
-------------------------------------------------------------------------
Operating revenue, net                     $ 825,282           $ 797,615
=========================================================================
Income (loss) before
    extraordinary item                       (64,339)             10,247
Extraordinary gain                            16,237                  --
-------------------------------------------------------------------------
Net income (loss)                          $ (48,102)          $  10,247
=========================================================================
Income (loss) per share:
    Income (loss) before
    extraordinary item                     $   (2.72)          $    0.46
    Extraordinary gain                          0.69                  --
-------------------------------------------------------------------------
Net income (loss)                          $   (2.03)          $    0.46
=========================================================================

F. HEALTHNET DIVESTITURE

    Effective November 30, 1996 the Company sold certain assets of the HealthNet Medical Group division of Physicians Planning Group, Inc. ("HealthNet"), the Company's New Jersey-based clinic operations, for approximately $10,500,000 in cash. HealthNet consisted of nine primary care sites in New Jersey and New York. The Company realized a gain of approximately $8,300,000 which is included in Gain (loss) on divested assets, net in the accompanying statements of operations.

G. MEDCOST DIVESTITURE

    Effective November 22, 1996 MedCost, Inc., one of the Company's managed care entities, was sold for approximately $15,000,000 in gross cash proceeds from the transaction and recorded a gain of approximately $12,200,000 which is included in Gain (loss) on divested assets, net in the accompanying statements of operations.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4. TRADE ACCOUNTS RECEIVABLE AND OPERATING REVENUE

    Trade accounts receivable, net, consisted of the following:




                                                                                  December 31,
                                                                         --------------------------------
(In thousands)                                                           1996                    1995
=========================================================================================================
Gross trade receivables                                              $  184,579              $ 247,823
Less allowance for contractual adjustments and uncollectibles           (97,169)               (97,932)
---------------------------------------------------------------------------------------------------------
Trade accounts receivable, net                                       $   87,410              $ 149,891
---------------------------------------------------------------------------------------------------------


     Operating revenue, net, consisted of the following:
                                                                      Years Ended December 31,
                                                            ---------------------------------------------
(In thousands)                                              1996                   1995              1994
=========================================================================================================
Gross non-capitated revenue                              $ 692,665           $   962,118        $ 910,542
Gross capitated revenue                                    145,105               101,420           68,790
---------------------------------------------------------------------------------------------------------
Total gross revenue                                        837,770             1,063,538          979,332
Less contractual adjustments and uncollectibles           (285,661)             (253,151)        (230,695)
---------------------------------------------------------------------------------------------------------
Operating revenue, net                                   $ 552,109           $   81 ,387        $ 748,637
=========================================================================================================

5. DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has very limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks.

    On March 31, 1995, the Company entered into a fixed interest rate hedge contract with a financial institution. Under the terms of the contract, the Company pays a fixed rate of 8.45% on a notional amount of $6,600,000, which amortizes quarterly by $235,714 beginning July 3, 1995. In return, the financial institution pays the Company a floating rate of interest calculated using the three-month LIBOR plus 1.125%. The contract expires on March 31, 2002.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. PROPERTY AND EQUIPMENT

    The cost, accumulated depreciation, and book value of property and equipment are summarized as follows:



                                                                                  December 31,
                                                                       --------------------------------
(In thousands)                                                         1996                      1995
=======================================================================================================
Land                                                                    $ 2,511              $  2,608
Buildings                                                                 3,184                 3,184
Leasehold improvements                                                    6,009                 6,666
Construction in progress                                                    675                 2,127
Furniture and equipment                                                  27,198                29,652
Airplane                                                                    ---                 6,635
Automobiles                                                                 259                   262
--------------------------------------------------------------------------------------------------------
                                                                         39,836                51,134
Less accumulated depreciation                                           (20,795)              (17,693)
--------------------------------------------------------------------------------------------------------
                                                                       $ 19,041              $ 33,441
========================================================================================================

7. BORROWINGS
     Long-term debt consisted of the following:

                                                                                 December 31,
                                                                       ------------------------------
(In thousands)                                                           1996                 1995
=====================================================================================================
Borrowing under reducing revolving credit facility                     $ 43,069             $  36,625
Borrowing under overline  facility                                       24,813                   ---
Borrowing under revolving credit facility                                   ---                31,875
Term note payable in quarterly installments
     through April 2002 bearing interest at 8.45%                           ---                 6,129
Term note payable in monthly installments
through November 1998 bearing interest at 8.25%                           3,286                   ---
Obligations under capital leases                                          2,900                 3,165
Note payable in three installments bearing interest
     at the prime rate (8.25% at December 31, 1996)                         ---                 1,488
Term note due February 1998 bearing interest at the
     same rate as the Company's credit facility                             ---                 1,300
Term note payable in quarterly installments
     through 1999 bearing interest at 8.0%                                  935                 1,267
Other                                                                       926                   631
-----------------------------------------------------------------------------------------------------
                                                                         75,929                82,480
Less current maturities                                                  71,130                 5,210
-----------------------------------------------------------------------------------------------------
                                                                       $  4,799             $  77,270
=====================================================================================================

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    During 1994, the Company obtained an extension of its Senior Credit Facility whereby the Company could borrow up to $200,000,000, consisting of a $50,000,000 3-year revolving credit facility to be used for working capital purposes ("Working Capital Facility") and a $150,000,000 7-year reducing revolving credit facility ("Acquisition Facility") to be used for acquisitions.

    The Senior Credit Facility contained covenants that, among other things, required the Company to maintain certain financial ratios and imposed certain limitations and prohibitions on the Company with respect to additional indebtedness, mergers or acquisitions, liens and encumbrances, dispositions of assets, transactions with related parties, investments and the payment of dividends.

    As of June 30, 1995, due primarily to the operating loss generated for the three months ended June 30, 1995, the Company was in violation of four such covenants. On August 10, 1995, the Company and the lenders amended the Senior Credit Facility under which the lenders waived compliance with or amended those covenants. The amended Senior Credit Facility permanently reduced the commitment for the Acquisition Facility to $125,000,000, included new financial covenants tied to operating results for the third and fourth quarters of 1995, required approval for certain investments and acquisition expenditures and specified how net cash proceeds from the sale of assets were to be applied to outstanding borrowings.

    Prior to the amendment, interest on loans under the Senior Credit Facility accrued at either an adjusted prime rate (prime to prime plus 0.375%) or an adjusted LIBOR rate (LIBOR plus 1.125% to 1.875%). Effective August 10, 1995, interest on loans under the Senior Credit Facility accrued at either the bank's prime plus 0.875% or at LIBOR plus 2.375%.

    On November 30, 1995, the Company was required to apply part of the net proceeds from the sale of its south Florida clinics to reduce the outstanding balance under the Acquisition Facility by $19,875,000 to $36,625,000; the commitment under that facility was simultaneously reduced from $125,000,000 to $111,750,000. The remaining net proceeds were used to pay transaction-related expenses and to reduce the outstanding balance on the Working Capital Facility.

    As of December 31, 1995, due primarily to the operating loss generated for the three months ended December 31, 1995, the Company was in violation of certain financial covenants under the amended Senior Credit Facility. A number of temporary waivers of default and any resulting events of default were obtained by the Company through May 1996. On May 29, 1996, the Company entered into new credit agreements which restructured the existing Acquisition and Working Capital Facilities and provided the Company with up to $40 million of additional borrowing availability under a new facility ("Overline Facility"). Under the terms of the restructured Senior Credit Facility ("Restructured Facility"), outstanding amounts under the Working Capital Facility were transferred to the Acquisition Facility, the Working Capital Facility was cancelled and no additional borrowings were permitted under the Acquisition Facility. The Restructured Facility and the Overline Facility required total principal payments of at least $40 million by January 2, 1997, which were made by the Company, at which time the availability of additional working capital borrowings under the Overline Facility declined to $10 million. The Restructured Facility and the Overline Facility also required an amendment to be finalized by January 15, 1997 which would establish financial covenants, under these Facilities, for the period subsequent to February 1997. This amendment did not occur by January 15, 1997 and therefore outstanding amounts, originally due on July 1, 1997, under the Restructured Facility and the Overline Facility became due on February 28, 1997. From February 28, 1997 through June 10, 1997, the Company was in default on its Restructured Facility and Overline Facility obligations, but accelerated payment under the Restructured Facility and Overline Facility was not required by the lenders. From May 29, 1996 through February 28, 1997, interest on loans under the Restructured Facility and the Overline Facility accrued at the agent bank's prime rate plus 1.5% and 2.0%, respectively, payable quarterly and monthly in arrears, respectively.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Subsequent to February 28, 1997, interest on loans under the Restructured and the Overline Facility accrued at the agent bank's prime rate plus 3.5% and 4.5%, respectively, payable quarterly and monthly in arrears, respectively.

     The Overline Facility prohibited borrowings for purposes other than working capital requirements, required compliance with other financial covenants and imposed limitations on certain investments, dispositions of assets, additional indebtedness and capital expenditures. As collateral for the loans, the Company granted a security interest in substantially all of its assets, including substantially all of its trade accounts receivable and contract rights, and provided a guaranty from, and pledged the common stock of, substantially all of the Company's subsidiaries. The Company also granted common stock purchase warrants to the lenders entitling them to purchase at par value up to 1,254,509 shares of its common stock. A portion of the warrants vested immediately, with the balance subject to cancellation based upon the Company's compliance with a specified repayment schedule. Warrants to purchase 250,902 shares were canceled as a result of $40 million in payments made by the Company prior to January 2, 1997. The remaining warrants, covering 1,003,607 shares, have vested.

    On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with various subsidiaries of National Century Financial Enterprises, Inc. ("NCFE"). The Sale Agreements provide for accounts receivable purchase commitments totaling $151 million for the purchase of the Company's healthcare receivables from third party payors that meet specified eligibility requirements. Certain Sale Agreements create facilities for the purchase of up to $36 million of receivables and terminate on July 1, 1998. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. After taking into account required reserves and administrative fees, the maximum amount of funding available under the Sale Agreements at any one time is approximately $125 million. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.97% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables.

         Pursuant to a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $15 million. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The availability under the line of credit declines based on the Company's receipt of net proceeds in excess of $10 million from the sale of specified assets, and the line of credit expires
June 15, 1998. The line of credit is secured by substantially all of the assets of Coastal Physician Group, Inc., including pledges of the common stock of each of its subsidiaries.

         On June 10, 1997, the Company used proceeds of approximately $82 million from sales of its existing receivables and rights to future receivables to repay outstanding balances under the Restructured and Overline Facilities which terminated on that date. All collateral held by the lenders under those facilities was released. After repayment, the Company had access to approximately $40 million of cash from potential additional sales of receivables and borrowing availability under the line of credit.

    The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the additional cash received from the sale of stock described in Note 11, amounts available under the various agreements with NCFE discussed above, the sale of certain non-core assets that the Company has identified, as well as a reduction in cash used in operations.

    The assets represented by the obligations under capital leases shown above consist primarily of one building having a cost basis of $3,041,000 and accumulated depreciation of $553,000 and $456,000 as of December 31, 1996 and 1995, respectively.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    The following is a schedule of maturities of long-term debt and minimum lease payments under capital leases as of December 31, 1996 (in thousands):



                                                                      Obligations Under
Years Ended December 31,                              Long-Term Debt   Capital Leases       Total
----------------------------------------------------------------------------------------------------
1997                                                    $70,827         $   426           $71,253
1998                                                      1,820             433             2,253
1999                                                        305             451               756
2000                                                          4             469               473
2001                                                          5             487               492
Thereafter                                                   68           3,149             3,217
----------------------------------------------------------------------------------------------------
                                                         73,029           5,415            78,444
Less amount representing interest on capital leases                                         2,515
====================================================================================================
                                                                                           75,929
Less current maturities                                                                    71,130
====================================================================================================
                                                                                          $ 4,799
====================================================================================================


8. INCOME TAXES


     Benefit (provision) for income taxes consisted of the following:

                                                           Years Ended December 31,
                                                      --------------------------------
(In thousands)                                         1996          1995       1994
======================================================================================
Current:
  Federal                                             $ 4,452)    $ 17,976     $(3,459)
  State                                                (2,181)       1,432        (933)
Deferred:
  Federal                                              (5,638)        (973)      1,803
  State                                                  (769)      (1,299)      1,345
--------------------------------------------------------------------------------------
Benefit (provision) for income taxes                  $(4,136)    $ 17,136     $(1,244)
======================================================================================


The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                                                                        December 31,
                                                                   ---------------------
(In thousands)                                                     1996          1995
========================================================================================
Deferred tax assets:
  Net operating loss carryforwards                                $ 37,235     $  5,037
  Reserve for liabilities                                           15,988        7,060
  Other                                                              4,167        1,357
---------------------------------------------------------------------------------------
Total gross deferred tax assets                                     57,390       13,454
Less valuation allowance                                           (54,334)      (2,887)
---------------------------------------------------------------------------------------
Net deferred tax assets                                           $  3,056     $ 10,567
=======================================================================================
Deferred tax liabilities:
  Depreciation of property and equipment                          $    (39)    $  1,018
  Deferred revenue and prepaid expenses                              2,376        2,383
  State income taxes                                                   162          261
  Other                                                                557          396
---------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                 3,056        4,058
=======================================================================================
Net deferred tax assets                                           $     --     $  6,509
=======================================================================================

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    The Company increased the valuation reserve by $51,447,000 for its federal and state net operating loss ("NOL") carryforwards for the year ended December 31, 1996. Realization of deferred tax assets associated with the NOL carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of the NOL and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them.

    As of December 31, 1996, the Company had federal NOL carryforwards of $77,000,000. In addition, as of December 31, 1996, the Company had state NOL carryforwards of $157,000,000, available for use without limitation. These net operating loss carryforwards expire at various dates through 2012.

    A reconciliation of the benefit (provision) for income taxes to the amount computed by applying the 34% statutory federal income tax rate (35% for 1994) to income (loss) before income taxes is as follows:


                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                1996      1995       1994
==========================================================================================
"Expected" benefit (provision)                                  34.0%     34.0%     (35.0)%
State income taxes, net of federal income tax effect            (1.5)      0.1       1.2
Utilization of net operating loss carryforwards                   --        --       7.1
Effect of including pooled S-Corporations (see Note 3)            --        --      19.6
Nondeductible purchased goodwill                                (7.7)    (13.5)     (1.8)
Change in valuation reserve                                    (28.2)       --        --
Other                                                            0.5       0.7       3.2
------------------------------------------------------------------------------------------
"Actual" benefit (provision)                                    (2.9)%    21.3%     (5.7)%
==========================================================================================


9. CAPITAL STOCK

    On January 20, 1995, the Board of Directors adopted a Shareholder Rights Plan, under which the Company distributed a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of the Company's common stock. Each Right becomes exercisable upon the occurrence of certain events for one one-hundredth of a share of Junior Participating Cumulative Preferred Stock, par value $.01 per share, at a purchase price of $120. Under the Shareholder Rights Plan, 500,000 shares of Junior Participating Cumulative Preferred Stock have been reserved for issuance. The Rights currently are not exercisable. Pursuant to an amendment to the Shareholder Rights Plan (effective June 3,
1997), the Rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's outstanding shares of common stock, or in the case of a group consisting of Dr. Scott and his associates and affiliates (the "Scott Group"), more than 55% of the Company's outstanding shares of common stock. Prior to December 27, 1996, the Rights were exercisable when a person or group acquired beneficial ownership of 15% or more of the Company's outstanding shares of common stock, or in the case of the Scott Group, 33.2% or more. The Rights, which expire on February 3, 2005, are redeemable in whole, but not in part, at the Company's option at any time for the price of $.01 per Right.

    On January 21, 1997, the Company authorized 47,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 32,500 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and on June 3, 1997, authorized 1,200,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"), each series with a par value of $0.01 per share. On February 21, 1997, the Company increased the number of authorized shares of Series B Preferred from 32,500 to 33,000. Following the Trigger Date (as defined below), shares of the Series A Preferred, the Series B Preferred, and the Series C Preferred shall be convertible into common

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


stock at an initial conversion rate of ten shares of common stock for each share of Series A Preferred, Series B Preferred, or Series C Preferred. The Trigger Date means the date on which the conversion feature of each series of preferred stock is approved by the Company's common shareholders. Management of the Company plans to recommend to the Board of Directors that a proposal regarding the conversion feature of the preferred stock be submitted to the common shareholders at the next annual or special meeting.

    The holders of shares of Series A Preferred, Series B Preferred, and Series C Preferred shall be entitled to receive dividends, when, as and if declared by the Board of Directors (as well as simultaneous with any dividend payable on common stock). Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred unless the holders of the Series A Preferred have received $36 per share, no distribution shall be made to the holders of shares of stock ranking junior to the Series B Preferred unless the holders of the Series B Preferred have received $30 per share, and no distribution shall be made to the holders of shares ranking junior to the Series C Preferred unless the holders of the Series C Preferred have received an amount per share equal to ten times the average of the closing prices of a share of common stock on the New York Stock Exchange for the ten trading days immediately preceding the distribution date.

    On January 21, 1997, the Company reserved 800,000 shares of common stock for issuance upon conversion of the Series A Preferred and Series B Preferred, and on June 3, 1997, reserved 10,000,000 shares of common stock for issuance upon conversion of the Series C Preferred.

    For additional capital stock transactions with related parties, see Note 11.

10. COMMITMENTS AND CONTINGENCIES

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

    The Company and each of its independent contractor physicians obtain their professional liability insurance coverages from various insurance carriers. Several insurance carriers who underwrote certain portions of these coverages from 1986 to 1992 have announced a moratorium on the payment of claims or have established plans to pay claims in the future based on formal plans of arrangement. The Company has receivables of approximately $4,386,000 at December 31, 1996 (included in other assets in the accompanying consolidated balance sheets) related to certain claims for which reimbursement is still pending.

    The Company and certain independent contractor physicians are defendants in various medical malpractice lawsuits arising under the 1990 policy year for medical malpractice insurance. The primary layers of medical malpractice insurance for that policy year have been exhausted, and pending and unasserted claims for that policy year are covered by a reinstatement insurance policy, with coverage that varies somewhat from the primary coverage. Under the reinstatement insurance, the Company must advance the costs of defense and settlement of claims, and seek reimbursement from the insurers. Insurers responsible for 55% of the reinstatement insurance are in receivership or liquidation status and are not paying claims currently. The Company estimates that the cost of defending and resolving the pending medical malpractice lawsuits for the 1990 policy year will be approximately $4,300,000, of which approximately $1,000,000 (representing the amounts estimated to be unrecoverable from the reinstatement insurers) has been recorded as a liability as of December 31, 1996.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    In late March, 1997, the Health Care Financing Administration ("HCFA") indicated that it will no longer allow companies to obtain group provider numbers to bill Medicare claims for services rendered by their independent contractor physicians. This change may cause significant delays in payments to the Company's subsidiaries. Since HCFA's decision is of such recent origin and because HCFA has requested the Company's future participation in developing a transition plan, the impact on the Company is not known at this time.

    In August 1995, the Company entered into an agreement with a data processing service provider pursuant to which the Company agreed to purchase approximately $58,000,000 in services through 2005. In March 1997, the service provider notified the Company that it believed that the Company had committed a material, uncured breach of its payment obligations under the agreement and that as a result the agreement was terminated. On May 30, 1997, the Company and the service provider agreed to terms for the payment of certain arrearages under the agreement. An arrearage payment of $1,000,000 was made on May 27, 1997. Further arrearage payments of $2,500,000 will be paid by the Company pursuant to the following schedule: (i) $1,500,000 payment on June 27, 1997 (subject to the condition described below); and (ii) $1,000,000 payment on September 10, 1997 (subject to the condition described below). The payments due on June 27, 1997 and September 10, 1997 are conditioned upon the sale of certain assets by the Company on or before those dates. If the asset sale anticipated for September 10, 1997 does not occur, the Company has agreed to negotiate to establish an alternative payment schedule resulting in payment of the $1,000,000 by November 30, 1997. The Company will provide the service provider with information regarding the status of negotiations pertaining to the sale of these assets and place the proceeds of any sales in escrow for the benefit of the service provider. In addition, the Company agreed to pay $1,000,000 for operating and transition services through July 31, 1997, and the service provider agreed to provide the Company with certain systems back-up materials to facilitate its transition to a new service provider and, upon payment of the arrearages installments due on June 27, 1997 and September 10, 1997, to provide additional systems back-up materials upon request by the Company. By its agreement to the terms described above, neither the Company nor the service provider waived any of their claims arising under the original agreement. The Company and its counsel are reviewing the claims made by the service provider under that agreement and, at this time, the Company's exposure cannot be determined. The Company and the service provider agreed to forbear from pursuing any litigation against each other until June 3, 1998, if ever, to allow time for further negotiation with respect to these claims.

    The Company has entered into a long-term contract for telecommunications services which obligates the Company to purchase approximately $39,500,000 in services through 2005. In March 1997, the service provider notified the Company that it believed the Company had committed a material, uncured breach of its payment obligations under this agreement. On May 30, 1997, the Company and the service provider agreed to the terms for settlement of this contract dispute. Under those terms, the Company made a $1,000,000 payment on May 30, 1997 toward a total arrearage of $3,000,000. The remaining $2,000,000 will be paid by the Company pursuant to the following schedule: (i) $1,000,000 payment on June 27, 1997 (subject to the condition described below); (ii) $500,000 payment on August 10, 1997; (iii) $250,000 payment on September 10, 1997; and (iv) $250,000 payment on October 10, 1997. The payment due on June 27, 1997 is conditioned upon the sale of certain assets by the Company on or before that date. The Company will provide the service provider with information regarding the status of negotiations pertaining to the sale of these assets and place the proceeds of any sales in escrow for the benefit of the service provider. If the payment due on June 27, 1997 is not made on a timely basis, interest of 1.5% per month will begin to accrue on July 27, 1997 on the total outstanding balance of $2,000,000, until the late payment is made. If the asset sale anticipated for June 27, 1997 does not occur by August 27, 1997, the parties will renegotiate the terms for payment of the $1,000,000. In addition, the Company

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


agreed to pay $399,000 for additional services through August 31, 1997 and agreed to continue to negotiate the cost and level of services to be provided subsequent to that date. The parties also agreed to begin negotiating a new agreement.

    The Company leases and occupies two office buildings, totaling approximately 52,000 square feet, located in Durham, North Carolina. The lease requires the Company to lease the properties until it purchases the properties no later than June 30, 2002. The purchase price ranges from $5,000,000 to $6,100,000, depending upon the date of purchase. The lessor has the option of requiring the Company to purchase the properties upon 75 days' notice, subsequent to January 1, 1998, unless prior to that date the Company (a) fails to pay its rental payments promptly, (b) is in default of its loan agreements and such default has not been cured or waived by its lenders within any grace or cure periods provided by the respective loan agreements, (c) files a voluntary petition in bankruptcy or has an involuntary petition in bankruptcy filed against it, and such petition is not dismissed within 90 days, (d) is dissolved or liquidated, or (e) is sold or a change in stock ownership of more than 50% of its shares outstanding occurs.

    The Company also leases and occupies an office building, totaling approximately 51,000 square feet, located in Durham, North Carolina. The lease requires the Company to lease the property until it purchases the property no later than June 30, 2002. The purchase price ranges from $3,000,000 to $3,600,000, depending upon the date of purchase. The lessor has the option of requiring the Company to purchase the property upon 75 days' notice, subsequent to January 1, 1998, unless prior to that date the Company (a) fails to pay its rental payments promptly, (b) is in default of its loan agreements and such default has not been cured or waived by its lenders within any grace or cure periods provided by the respective loan agreements, (c) files a voluntary petition in bankruptcy or has an involuntary petition in bankruptcy filed against it, and such petition is not dismissed within 90 days, (d) is dissolved or liquidated, or (e) is sold or a change in stock ownership of more than 50% of its shares outstanding occurs.

    The Company and certain of its current and former officers and directors are defendants in certain consolidated shareholder class actions, with respect to representations concerning the Company's operations and prospects. The Company intends to vigorously defend its position, and at this stage of the litigation, exposure to the Company cannot be determined.

    The Company and certain of its current and former officers and directors are defendants in a purported shareholder class action alleging common law fraud and deceit and negligent misrepresentation. The suit seeks unspecified compensatory and punitive damages and costs. The Company intends to vigorously defend its position, and at this stage of the litigation, exposure to the Company cannot be determined.

    In January 1997, the Company and two subsidiaries were named as defendants in a lawsuit relating to the acquisition by the Company of all of the outstanding shares of BHP. The plaintiffs were all former shareholders of BHP. The complaint alleged common law fraud, negligent misrepresentation, unjust enrichment and promissory estoppel against the Company in connection with contingent earnout payments relating to the acquisition of BHP. The parties have agreed to the terms of a settlement pursuant to which the plaintiffs were awarded $5 million, $1.75 million of which was payable upon the closing of the NCFE financing transaction, and the remaining $3.25 million is payable upon the earlier of November 20, 1998 or the closing of a sale of BHP.

    The Company and its subsidiary, Coastal Physician Services of the West, Inc., have been named as defendants in a lawsuit alleging abuse of process, malicious prosecution, defamation, interference with contractual relations and prima facie tort. The suit seeks unspecified compensatory and punitive damages. The Company believes the suit is without merit, intends to vigorously defend its position, and does not expect such litigation to have a material adverse effect on the Company's financial position or results of operations.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    A subsidiary of the Company, Coastal Emergency Services of the West, Inc., is the plaintiff in a lawsuit seeking to collect on a promissory note, signed by the defendant, with an outstanding balance in excess of $1.5 million. On or about April 3, 1997, the defendant filed an amended answer and counterclaim, in which he has asserted claims against the Company for conversion, breach of fiduciary duty, breach of contract and securities fraud, and has requested actual and exemplary damages and attorneys fees. The Company intends to vigorously defend its position, and at this stage of the litigation, exposure to the Company cannot be determined.

    In addition to the above matters, the Company's operating subsidiaries are defendants in various malpractice and other lawsuits. Management believes that these suits should not result in judgments which, after consideration of professional liability and general insurance coverages, would have a material adverse effect on the Company's financial position or results of operations.


11. RELATED PARTY TRANSACTIONS

    The Company engages in transactions with American Alliance Holding Company and its affiliates ("Alliance"), Century American Insurance Company ("Century Insurance") and Quality Management Consultants, Inc., and affiliates thereof. Coastal's principal shareholder is the sole shareholder of Alliance. Amounts paid by the Company to these entities, net of amounts received, were $5,135,000, $3,371,000 and $2,588,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Company and certain of its subsidiaries sublease office space in Durham, North Carolina, consisting of approximately 59,000 square feet, from Alliance under sublease agreements on a month-to-month oral basis. The building is owned by American Alliance Real Estate Corporation which leases the building to Century Insurance. During the year ended December 31, 1996, the Company paid Alliance approximately $960,000 under these sublease agreements. The Company, American Alliance Holding Company and Century Insurance are all liable to the holder of a first mortgage on the property for the total rentals specified in the prime lease, however, the Company has an agreement of indemnity from American Alliance Holding Company , and American Alliance Holding Company has an agreement of indemnity from Century Insurance. The prime lease commenced in August 1988 and has a fifteen-year term requiring minimum lease payments of approximately $788,000 per year for years one through five, $959,000 per year for years six through ten and $1,166,000 per year for years eleven through fifteen.

    In addition, on March 31, 1995, the Company purchased an airplane from Alliance Aviation, Inc., a wholly-owned subsidiary of Alliance. The purchase price was $6,600,000, based upon a third-party appraisal performed on March 6, 1995. The airplane was sold to an unrelated third party on May 9, 1996 for $6,200,000.

    The Company leases office space from corporations controlled by the principal shareholder of Coastal. Rent paid during 1996, 1995 and 1994 was $1,513,000, $517,000 and $606,000, respectively.

    The Company holds unsecured notes receivable bearing interest at rates ranging from 8.5% to 10% (prime plus 1.5%) from shareholders due on demand totaling $1,651,000 and $1,879,000 at December 31, 1996 and 1995, respectively. The Company has recorded an allowance of $1,651,000 against the note receivable balance at December 31, 1996, pending the result of current litigation.

    Prior to becoming a wholly-owned subsidiary of the Company in November 1994, HEI entered into a participating individual practice association agreement with Tallahassee Physicians Association, Inc. ("TPA"), which provided that TPA would contract with health care providers for the provision of health care services at agreed-upon fees. These fees were paid directly to participating physicians and were $20,768,000 for the year ended December 31, 1994. At the time, all directors of Healthplan Southeast, Inc. and Health Management Southeast, Inc., wholly owned subsidiaries of HEI, and a majority of the directors and shareholders of HEI, were members of TPA.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    In January 1997, pursuant to a reimbursement agreement dated December 31, 1996 between the Company and Dr. Steven M. Scott, Coastal's Chief Executive Officer, a director and largest shareholder, the Company issued 226,690 shares of common stock and 32,739 shares of Series B Preferred to Dr. Scott in satisfaction of the Company's obligation to reimburse certain proxy solicitation expenses incurred by Dr. Scott.

    On January 21, 1997, the Company, Dr. Scott, and Dr. Bertram E. Walls, a director, entered into a dismissal agreement with respect to certain litigation whereby the Company, with court approval, agreed to reimburse Dr. Scott and Dr. Walls for legal fees and expenses incurred by them in the litigation by issuing shares of Series A Preferred to Dr. Scott and Dr. Walls in satisfaction of the Company's obligation. The Company has issued a total of 46,033 shares of Series A Preferred Stock in payment of the aggregate amount of fees and expenses incurred by Dr. Scott and Dr. Walls.

    In connection with the National Century Financing transaction, as explained in Note 7, Dr. Scott invested $10 million in cash in the Company and received 1,000,000 shares of Series C Preferred. The Series C Preferred, subject to approval by the Company's common stockholders, is convertible into 10,000,000 shares of common stock. In addition, Dr. Scott received 84,983 shares of Series C Preferred and 240,000 shares of common stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million.

12. OPERATING LEASES

    The Company leases office space (see Note 11) and equipment under noncancelable operating leases which have terms of one to twelve years remaining at December 31, 1996. Rent expense related to noncancelable office space and equipment leases amounted to $15,614,000, $16,800,000, and $12,477,000 for the
years ended December 31, 1996, 1995 and 1994, respectively.

    Future minimum lease payments required under noncancelable operating leases as of December 31, 1996, are as follows: 1997 - $6,531,000; 1998 - $5,510,000;
1999 - $4,564,000; 2000 - $4,104,000; 2001 - $3,309,000; and thereafter -
$2,805,000.

13. STOCK OPTIONS AND STOCK COMPENSATION

    At December 31, 1996, the Company had four stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its three fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's four stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, there would have been no material effect on the Company's net loss and earnings per share for the years ended December 31, 1996 and 1995.

     The Company adopted, on May 8, 1991, an incentive stock option plan primarily for selected key employees. Under the plan, options may be granted at not less than the fair market value of the stock at the date of grant. Options are exercisable at various times from the date of grant, as determined by the Compensation Committee of the Board of Directors (the "committee"), and expire after ten years from the date of grant. The Company has authorized 4,000,000 shares of common stock for grants of options under the incentive stock option plan. In 1987, the Company adopted a non-qualified stock option plan that allows for options to be granted at not less than 90% of the estimated fair market value of the stock at the date of grant. These options are exercisable at various times, as determined by the committee, and expire after ten years from the date of

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


grant. The Company has authorized 4,000,000 shares of common stock for grants of options under the non-qualified stock option plan. Included in these non-qualified stock options (although not a part of the 1987 non-qualified stock option plan) were options held by HEI directors and officers which became fully vested and were converted into options to acquire 169,000 shares of the Company's common stock upon consummation of the merger. The exercise price of the converted options ranged from $1.09 per share to $2.73 per share. All of the converted options were exercised as of December 31, 1996. In 1994, the Company adopted a stock option plan for its independent directors. Under this plan, non-qualified stock options ("NSOs") may be granted at not less than the fair market value of the stock at the date of grant to directors who are not employed by the Company. The NSOs are exercisable after one year from the date of grant and expire after ten years from the date of grant. The Company has authorized 500,000 shares of common stock for grants of NSOs under this stock option plan.

    On October 25, 1995, the Company approved the issuance of replacement stock options in lieu of unexercised stock options previously granted to certain employees under the 1991 incentive stock option plan and the 1987 non-qualified stock option plan between January 1, 1994 and April 30, 1995. Under the replacement option procedure, such unexercised options could be replaced, at the election of the optionee, on a two existing for one replacement option basis. The exercise price of the replacement options was $13.88 per share, the closing NYSE price on November 17, 1995. The exercise dates and vesting periods of the replacement options remained the same as provided for in the original grants.

    Under an employee stock purchase plan adopted in 1994, the Company is authorized to issue up to 1,000,000 shares of common stock to its full-time employees and part-time employees working 20 or more hours a week, all of whom are eligible to participate after six months of service. Under the terms of the plan, employees can choose to have from 1% to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lesser of the market price of the common stock as of the first or last day of each quarter. If no such price is reported for that day, the market price of the last preceding day for which such price is reported is used. Under the Plan, the Company sold 83,000 shares, 71,000 shares and 5,000 shares to employees in 1996, 1995 and 1994, respectively.

    A summary of the status of the Company's three fixed stock option plans as of December 31, 1994, 1995, and 1996, and changes during the years ended on those dates is presented below:




                                                  1994                    1995                         1996
                                       -----------------------    ---------------------         ----------------------
 Weighted-                                         Weighted-                  Weighted-
                                                   Average                     Average                         Average
                                        Shares     Exercise          Shares    Exercise          Shares        Exercise
Fixed Options                            (000)      Price           (000)       Price             (000)         Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year           504       $14.28           2,593     $28.67            3,145          $26.31
Granted                                  2,288        32.53           1,710      21.98              475            9.90
Exercised                                  (45)       11.84            (149)      3.86              (63)           2.86
Reduction due to reprice in 1995           ---          ---            (462)     27.28             ---             ---
Forfeited                                 (154)       32.01            (547)     27.24           (1,543)          23.23
-----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               2,593       $28.67           3,145     $26.31            2,014          $25.60
-----------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end            130         7.12             368      23.99              786           22.60
Weighted-average fair value of options
     granted during the year            $13.89                        $9.60                       $2.70


                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                      Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     ------------------------------
                       Number                                                    Number
                     Outstanding        Weighted-Avg.                          Exercisable
    Range of         at 12/31/96          Remaining          Weighted-Avg.     at 12/31/96     Weighted-Avg.
 Exercise Prices        (000)         Contractual Life      Exercise Price        (000)       Exercise Price
-------------------------------------------------------------------------------------------------------------
$ 4.80 to  8.38           291               8.23 years         $ 7.85             250             $ 8.06
 11.50 to 13.88           284               7.79                13.47              36              11.50
 14.00 to 25.50           142               6.35                16.94             127              17.26
 25.75 to 30.25           352               7.81                27.38               4              26.56
 30.75 to 38.00           543               7.78                31.05             209              30.86
 38.44 to 43.82           402               7.79                41.13             160              41.13
-------------------------------------------------------------------------------------------------------------
$ 4.80 to 43.82         2,014               7.75               $25.60             786             $22.60

14. RETIREMENT PLAN

     The Company has a qualified contributory savings plan as allowed under
Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and requires a minimum contribution from the Company based on the participant's contribution. Participants may elect to defer up to 12% of their annual compensation by contributing the deferred amounts to the plan. The Company made contributions of $1,265,000, $1,492,000 and $952,000 to the plan during the years ended December 31, 1996, 1995 and 1994, respectively.

15. REVENUES FROM A MAJOR CUSTOMER

     Certain subsidiaries of the Company (which were divested in 1995 as discussed in Note 3) provided health care services subject to affiliated provider agreements with entities affiliated with one HMO. For the years ended December 31, 1996, 1995 and 1994, approximately 0%, 24%, and 26%, respectively, of the Company's revenues were derived from such agreements. As of December 31, 1996, the Company had no receivables from this HMO.

                          COASTAL PHYSICIAN GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


16.  QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of the unaudited quarterly results of operations:


=======================================================================================================================
                                                           First         Second          Third         Fourth
Year Ended December 31, 1996                              Quarter        Quarter        Quarter        Quarter
=======================================================================================================================
Operating revenue, net                                   $ 152,734      $ 146,038     $  137,805     $  115,532
Operating loss                                              (9,909)       (22,398)       (29,677)       (63,045)
Loss before extraordinary item                             (11,730)       (24,860)       (40,319)       (70,512)
Net loss                                                   (11,730)       (24,860)       (38,455)       (70,512)
Loss per share before
     extraordinary item                                      (0.49)         (1.04)         (1.69)         (2.96)
Net loss per share                                       $   (0.49)     $   (1.04)    $    (1.61)    $    (2.96)

Weighted average number of
      shares outstanding                                    23,791         23,839         23,862         23,883

=======================================================================================================================
                                                          First           Second         Third         Fourth
Year Ended December 31, 1995                              Quarter         Quarter       Quarter        Quarter
=======================================================================================================================
Operating revenue, net                                   $ 207,859      $ 211,342     $  209,989      $ 181,197
Operating income (loss)                                     11,380        (12,406)        (2,347)       (65,402)
Income (loss) before extraordinary item                      6,367        (10,491)        (3,439)       (55,575)
Net income (loss)                                            6,367        (10,491)        (3,439)       (39,338)
Income (loss) per share before
      extraordinary item                                      0.27          (0.44)         (0.15)         (2.35)
Net income (loss) per share                              $    0.27      $   (0.44)    $    (0.15)     $   (1.66)
Weighted average number of
      shares outstanding                                    23,539         23,657         23,691         23,735

=======================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Executive Officers and Directors

         The following table sets forth certain information with respect to the executive officers and directors of the Company and executive officers of subsidiaries of the Company who have significant policy-making authority:

Name                             Age      Position
--------------------------------------------------------------------------------------
Steven M. Scott, M.D.            49       Chairman of the Board, President and Chief
                                          Executive Officer

Jacque J. Sokolov, M.D.          42       Vice Chairman of the Board; Chief Executive
                                          Officer, Advanced Health Plans, Inc.

W. Randall Dickerson             43       Executive Vice President and Chief Financial
                                          Officer

Mitchell W. Berger(1)(2)         41       Director

John P. Mahoney, M.D.(1)(2)      49       Director

Bertram E. Walls, M.D.           45       Director

Charles E. Potter(1)(2)          53       Director

Eugene F. Dauchert, Jr.          44       Director, Secretary, President and Chief
                                          Executive Officer, Coastal Physician
                                          Networks, Inc.

Edward L. Suggs, Jr.             45       Director, President and Chief Executive
                                          Officer, Healthcare Business Resources, Inc.

Deborah L. Redd                  48       Director, President, Coastal Managed
                                          Healthcare, Inc.

Ray A. Spillman                  50       Senior Vice President and General Counsel

Mary Anne Z. Wingert             32       Vice President, Corporate Controller and
                                          Chief Accounting Officer

----------
(1) Member of the Audit Committee of the Board of Directors.
(2) Member of the Compensation Committee of the Board of Directors.

         Dr. Scott has been a director of the Company since its formation in 1977. Until he resigned from the position on December 1, 1994, Dr. Scott also served as Chairman of the Board of Directors and from 1977 to May 29, 1996, Dr. Scott served as President and Chief Executive Officer of the Company. Dr. Scott was re-elected Chairman of the Board of Directors on January 14, 1997, and re-appointed President and Chief Executive Officer of the Company on March 1, 1997. Dr. Scott has obstetrics and gynecology practice experience and clinical and administrative emergency department experience. He is board-certified in obstetrics and gynecology and is a member of the clinical faculty at Duke University Medical Center. Dr. Scott received his undergraduate degree and medical education from Indiana University. Dr. Scott completed his residency in the Department of Obstetrics and Gynecology at Duke University Medical Center.

         Dr. Sokolov served as Chairman of the Board from December 1, 1994 to January 14, 1997, when he became Vice Chairman. He is the founder and Chief Executive Officer of Advanced Health Plans, Inc., which became a subsidiary of the Company in November 1994. Dr. Sokolov received a B.A. degree in medicine from the University of Southern California and an M.D. with honors from the University of Southern California School of Medicine. He completed his internal medicine residency at the Mayo Graduate School of Medicine and his fellowship in cardiovascular diseases from the University of Texas - Southwestern Medical School. Dr. Sokolov previously held and currently holds academic appointments and advisory board responsibilities, including positions in the Schools of Medicine, Management, Public Health and Pharmacy at Harvard University, the Massachusetts Institute of Technology, the University of Pennsylvania, the University of California at Los Angeles, the University of Southern California and the Wharton School of the University of Pennsylvania. He serves on the boards of the Washington Business Group on Health, the National Fund for Medical Education and the National Health Foundation. Dr. Sokolov also serves on the advisory boards of the National Health Policy Council, the National Resource Center on Worksite Promotion and the White House Health Project.

         Mr. Dickerson became Chief Financial Officer on March 17, 1997. He joined the Company in 1993 and has served as Chief Financial Officer of Healthcare Business Resources, Inc., the Company's physician billing and collections services subsidiary, as Corporate Controller, and as Corporate Treasurer. Prior to joining the Company, Mr. Dickerson was a partner with the accounting firm of Ernst & Young LLP. He is a certified public accountant and a graduate of the University of South Carolina.

         Mr. Berger has been a director of the Company since September, 1996. He is the President and Founder of Berger, Davis & Singerman, a law firm with offices located in Fort Lauderdale, Miami, and Talahassee, Florida. Mr. Berger currently serves on the Board of Governors of the Nova University School of Business and was a Commissioner on the Florida Environmental Regulation Commission from 1991 to 1997. Mr. Berger was recently appointed by the Governor, and approved by the Florida Senate, to serve on the Board of the South Florida Water Management District and has been a member of the Board of the Student Loan Marketing Association (Sallie Mae) since 1994.

         Dr. Mahoney, a director since December 1, 1994, served as Chief Executive Officer of Health Enterprises, Inc. from 1987 until it was acquired by the Company in 1994. Dr. Mahoney served as President and Chief Executive Officer of Healthplan Southeast, Inc., a subsidiary of the Company, through 1995. Dr. Mahoney is currently employed in private practice as a board certified pathologist with Ketchum Wood & Burgert, Chartered d/b/a Pathology Associates. In addition to his medical degree, Dr. Mahoney holds a Masters of Business Administration degree from the University of South Florida.

         Dr. Walls, a director since 1991, was President of Coastal Physician Contract Services Group, Inc. from January through December 1994. Effective January 1, 1995, Dr. Walls became the President and Chief Executive Officer of Century American Insurance Company ("Century Insurance"). From 1992 to 1993, Dr. Walls was the President of Sunlife OB/GYN Services, Inc., a subsidiary of the Company, as well as its Chief Medical Officer from 1991 to 1993. From 1981 through 1990, Dr. Walls was in the private practice of obstetrics and gynecology with Valley Women's Center, P.A. in Fayetteville, North Carolina. He is board certified in obstetrics and gynecology and is a member of the clinical faculty at Duke University Medical Center. Dr. Walls received a B.S. degree in Science from North Carolina A&T State University and his medical degree from Duke University. He completed his residency in obstetrics and gynecology at Duke University Medical Center. In addition, Dr. Walls holds an MBA degree from the Duke Fuqua School of Business.

         Mr. Potter, a director of the Company since April 1997, is President of The Potter Financial Group, a small independent financial planning firm in central North Carolina and a Principal in The Potter Financial Advisory Group, LLC, a Registered Investment Advisory firm. He graduated from St. Peters College in Jersey City, NJ with a BS degree in Marketing in 1966. He has been in the financial services industry since 1966. He holds four professional designations:
(CLU) Chartered Life Underwriter, (ChFC) Chartered Financial Consultant from the American College, Bryn Mawr, PA, (RFC) Registered Financial Consultant from the International Association of Registered Financial Consultants and (AEP) Accredited Estate Planner from the National Association of

Estate Planning Councils. He is also a member of the Association for Advanced Life Underwriters and a Qualifying and Life Member of the Million Dollar Round Table, an international sales organization.

         Mr. Dauchert, a director since October 1996, has been President and Chief Executive Officer of Coastal Physician Networks, Inc. ("CPN"), a subsidiary of the Company, since January 1, 1996. Prior to that, Mr. Dauchert served as President of Integrated Provider Networks, Inc., a subsidiary of CPN. Prior to joining the Company, Mr. Dauchert was a partner in the law firm of Moore & Van Allen, PLLC where he focused his practice on health care, corporate and tax matters for 16 years. Mr. Dauchert received a B.A. from the University of North Carolina at Chapel Hill and a J.D. degree with honors from the University of North Carolina School of Law. He is a member of the North Carolina and American Bar Associations, and is active in numerous health care sections of those organizations.

         Mr. Suggs, a director since March 1997, has been with Healthcare Business Resources, Inc., a subsidiary of the Company, since 1986 and its President since 1987. Mr. Suggs previously served as a director of the Company from 1989 to 1994. Previously, Mr. Suggs was Assistant Controller of Oxford Development Company, a real estate development firm, and a tax manager for the accounting firm of Ernst & Young LLP. He received a B.S. degree in Accounting from the University of North Carolina at Charlotte. Mr. Suggs is a member of the American Institute of Certified Public Accountants, the North Carolina Association of Certified Public Accountants and the Healthcare Financial Management Association.

         Ms. Redd, a director since March 1997, has been with Coastal since 1995. She was initially President of the Company's subsidiary HealthCare Automation, Inc., and was named President of the Coastal Managed Healthcare, Inc. on September 1, 1996. Prior to joining Coastal, Ms. Redd was Vice President, Network Development for Blue Cross/Blue Shield of Maryland, Inc. ("BCBSM") from 1990 to 1995, and was responsible for managing the provider networks, all provider contracting, services for indemnity and managed care, medical management for the HMOs, credentialling, quality improvement, utilization management, case management and facilities management. Ms. Redd was President of the Primary Care Group, Potomac Physicians, P.A., and gained certification from the National Committee for Quality Assurance (NCQA) for BCBSM's three HMOs. BCBS held contracts with approximately 23,000 physicians and
1.3 million subscribers, of which 200,000 were HMO members. From 1977 to 1990, Ms. Redd held various executive positions with Chesapeake Physicians, P.A., a professional association comprising multi-specialty physicians associated with The Johns Hopkins School of Medicine. Ms. Redd is an active member of the American Heart Association, is a member of the Board of Directors of the Baltimore Regional Burn Center Association, Inc., and holds a bachelor's degree in accounting from the University of Cincinnati.

         Mr. Spillman joined the Company as Senior Vice President and General Counsel on July 22, 1996. Prior to joining the Company, Mr. Spillman served as Assistant General Counsel of NationsBank Corporation since 1994 and prior to that served as Associate General Counsel of NationsBank of Texas, N.A. from 1989 until he was named Deputy General Counsel in 1992. Mr. Spillman is a member of the Bar in the States of North Carolina and New York and received an A.B. degree in Economics from the University of North Carolina at Chapel Hill and a J.D. degree from Columbia University School of Law.

         Ms. Wingert was named Vice President, Corporate Controller and Chief Accounting Officer in February 1997. Prior to joining the Company in July 1996, Ms. Wingert was a manager with KPMG Peat Marwick LLP in the Health Care and Life Sciences practice and held positions with New York Life Insurance Company in the Internal Audit and Controller's Departments. Ms. Wingert is a certified public accountant and holds a Bachelor of Science degree in Business Administration from the College of New Rochelle and a Master of Business Administration in Accounting from C.U.N.Y. Bernard M. Baruch College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the common stock, to file initial reports of ownership and reports of changes in ownership of the common stock with the Commission. Officers, directors, and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that no other reports were required for those persons, during fiscal 1996, all Section 16(a) filing requirements applicable to the Company's officers, directors, and greater than ten percent shareholders were complied with, except that W. Randall Dickerson's initial Form 3 after he became Vice President, Corporate Controller and Chief Accounting Officer of the Company on November 11, 1996 was filed late, Mitchell Berger's initial Form 3 and Henry Murphy's initial Form 3 after they each became Directors on October 10, 1996 were filed late, Bettina Whyte's initial Form 3 and Dennis Simon's initial Form 3 after they each became Plan Managers on April 4, 1996 were filed late, and John G. Ball's initial Form 3 after he became President of Coastal Physician Services, Inc. on May 20, 1996 was filed late.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation received by all individuals serving as the President and Chief Executive Officer of the Company during 1996, its four other most highly compensated executive officers who were serving as executive officers at December 31, 1996, and one additional individual who was one of the four most highly compensated executive officers during 1996 but was no longer an executive officer at December 31, 1996 (collectively, the "Named Executive Officers"), for services rendered to the Company or its subsidiaries during the years ended December 31, 1996, 1995 and 1994, as applicable:


                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                 Compensation
                                                 Annual Compensation                 Awards
                                              -------------------------            Number of
                                                                Other Annual       Securities       All Other
                                             Salary    Bonus   Compensation(1)     Underlying    Compensation(2)
Name and Principal Position         Year      ($)       ($)         ($)          Options/SARs(#)       ($)
----------------------------------------------------------------------------------------------------------------
Steven M. Scott, M.D. (3)           1996    333,333        --      12,806                 --           5,296
     Chairman of the Board,         1995    333,333        --      51,492            103,529         165,818
     President and Chief            1994    357,290    20,000          --             28,588         193,730
     Executive Officer of the
     Company

Jacque J. Sokolov, M.D.
     Vice Chairman of the           1996    400,000   400,000          --                 --           5,464
     Board of the Company           1995    400,000   150,000          --              3,883           4,215
     and Chief Executive            1994     33,333    12,500          --            903,000              --
     Officer, Advanced Health
     Plans, Inc.(4)

Deborah L. Redd
     Director, President, Coastal   1996    237,519    35,000          --             20,000           3,538
     Managed Healthcare, Inc.       1995     47,163        --          --                 --              70

John G. Ball(5)                     1996    106,154    58,000          --             20,833(6)       13,750
     Former President and Chief
     Executive Officer, Coastal
     Physician Services, Inc.(7)

Edward L. Suggs, Jr.
     Director, President and        1996    190,000        --          --                 --           2,442
     Chief Executive Officer,       1995    188,539        --          --             40,000           3,754
     Healthcare Business            1994    166,736    31,000          --             93,947           3,720
     Resources, Inc.(8)

Henry J. Murphy(3)                  1996     69,130        --          --            100,000(9)           --
     Former President and
     Chief Executive Officer

Joseph G. Piemont(3)                1996    208,605    20,000          --            200,000(10)       3,754
     Former President and           1995    175,000        --          --             38,883           3,720
     Chief Executive Officer        1994    144,167    11,000          --             28,947           1,230

Stephen D. Corman                   1996    290,000   100,000          --             50,000           1,200
     Former Chief Financial         1995    200,000        --          --            100,000(11)       1,768
     Officer

-----------------

(1)      Reflects imputed income for personal use of the Company's aircraft.

(2) Includes for 1996: (i) contributions made under the Company's 401(k) plan of $3,800, $4,750, $2,917, $1,973, and $3,563 for Dr. Scott, Dr.
         Sokolov, Ms. Redd, Mr. Suggs and Mr. Piemont, respectively, (ii) premiums paid for term life insurance policies of $1,496, $714, $621, $285, $191 and $1,200 for Dr. Scott, Dr. Sokolov, Ms. Redd, Mr. Suggs, Mr. Piemont and Mr. Corman, respectively, and (iii) a severance payment of $13,750 paid to Mr. Ball on December 19, 1996 called for in his May 20, 1996 employment agreement, which was terminated effective December 2, 1996. See "Employment and Certain Other Agreements" below.

(3) Dr. Scott served as President and Chief Executive Officer of the Company from January 1, 1996 to May 29, 1996. Joseph G. Piemont served as President and Chief Executive Office of the Company from May 29, 1996 to October 23, 1996. Mr. Murphy served as President and Chief Executive Officer of the Company from October 24, 1996 to March 1, 1997. See "Employment and Certain Other Agreements" below.

(4)      Advanced Health Plans, Inc. is a subsidiary of the Company.

(5) John G. Ball's employment with the Company began in June 1996 and ended in March 1997. See "Employment and Certain Other Agreements" below.

(6) Amount includes 7,500 non-qualified stock options and 13,333 SARs, based upon the value of the SARs granted and the closing price per share on the date of grant. The 7,500 stock options were forfeited on March 10, 1997. See "Employment and Certain Other Agreements" below.

(7)      Coastal Physician Services, Inc. is a subsidiary of the Company.

(8)      Healthcare Business Resources, Inc. is a subsidiary of the Company.

(9) Mr. Murphy was granted 100,000 stock appreciation rights ("SARs") on November 1, 1996. 12,000 SARs vested on each of November 1, 1996, December 1, 1996, January 1, 1997, February 1, 1997 and February 28, 1997. Due to the termination of Mr. Murphy's employment on March 1, 1997, the 20,000 SARs scheduled to vest on March 31, 1997, and an additional 20,000 SARs scheduled to vest on April 30, 1997, had Mr. Murphy's employment extended through these dates, were forfeited.

(10) The 200,000 non-qualified stock options granted to Mr. Piemont during 1996 were forfeited on January 21, 1997. See "Employment and Certain Other Agreements" below.

(11) The 100,000 non-qualified stock options granted to Mr. Corman during 1995 were forfeited on November 6, 1996. See "Employment and Certain Other Agreements" below.


STOCK OPTION AND SAR GRANTS

         The following table provides certain information with respect to stock options and SARs granted during 1996 to the Named Executive Officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                                                                             Annual Rates of Stock
                       Number of    Percent of Total                                        Price Appreciation for
                      Securities      Options/SARs                                               Option Term
                      Underlying       Granted to       Exercise                                 ------------
                     Options/SARs     Employees in       or Base     Expiration
Name                  Granted(#)     Fiscal Year(%)    Price($/Sh)      Date        5%($)            10%($)
------------------------------------------------------------------------------------------------------------------
Deborah L. Redd        20,000(1)          2.91            13.25       01/11/06     166,659          422,331
John G. Ball            7,500(2)          1.09             6.88       09/16/06      32,428           82,175
                       13,333(3)          1.82             3.75       06/30/99       5,125           10,500
Stephen D. Corman      50,000(4)          7.28             5.00       11/06/99      39,406           82,750
Henry J. Murphy       100,000(5)         14.56             5.13       02/28/99      12,608           25,830
                        3,000(6)          0.44             5.25       10/14/06       9,905           25,101

-----------------

(1) Options vest and become fully exercisable on the fifth anniversary of the date of grant.

(2) Options were forfeited on March 10, 1997. See "Employment and Certain Other Agreements" below.

(3)      SARs vest in five equal monthly installments from January to May 1997.

(4)      SARs vested on the date of grant.

(5) 12,000 SARs vested on each of November 1, 1996, December 1, 1996, January 1, 1997, February 1, 1997 and February 28, 1997. 40,000 SARs were forfeited on March 1, 1997.

(6) Options vest and become fully exercisable on the first anniversary of the date of grant.

AGGREGATED OPTION/SAR EXERCISES AND OPTION/SAR VALUES

         The following table provides certain information concerning the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such officers' unexercised options at December 31, 1996:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                        Number of Securities                  Value of Unexercised
                                       Underlying Unexercised              In-the-Money Options/SARs
                                 Options/SARs at Fiscal Year-End (#)         at Fiscal Year-End ($)
-------------------------------------------------------------------------------------------------------
Name                               Exercisable      Unexercisable         Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------
Steven M. Scott, M.D.                    --             132,117                --              --

Jacque J. Sokolov, M.D.             363,000             543,883                --              --

Deborah L. Redd                          --              20,000                --              --

John G. Ball                          7,500(1)           13,333                --              --

Edward L. Suggs, Jr.                 20,345             133,947                --              --

Henry J. Murphy                      24,000               3,000                --              --

Joseph G. Piemont                   200,000(2)               --                --              --

Stephen D. Corman                    50,000                  --                --              --


-----------------

(1) These options were forfeited on March 10, 1997. See "Employment and Certain Other Agreements" below.

(2) These options were forfeited on January 21, 1997. See "Employment and Certain Other Agreements" below.

COMPENSATION OF DIRECTORS

         Each director who is not an officer or employee of the Company (an "Independent Director") receives $20,000 annually for serving as a director plus $1,200 for each meeting of the Board of Directors attended. The respective Chairmen of the Audit and Compensation Committees receive an additional $1,200 annually for services rendered in that capacity. At each director's election, compensation may be paid either currently, in cash, or deferred and paid in cash or in shares of common stock at the distribution date of the deferred compensation. Pursuant to the Company's 1994 Independent Directors' Stock Option Plan, an Independent Director who is elected to the Board of Directors automatically receives an option to purchase 3,000 shares of common stock and any Independent Director who continues to serve as a director following an annual meeting of shareholders automatically receives an option for 1,000 shares of common stock. The respective Chairmen of the Audit and Compensation Committees automatically receive an additional option to purchase 2,000 shares of common stock as of the first committee meeting following an annual meeting of shareholders. The exercise price of these options is the fair market value of the underlying shares on the date of grant. The options become exercisable one year from the date of grant and have a ten year term.

EMPLOYMENT AND CERTAIN OTHER AGREEMENTS

STEVEN M. SCOTT, M.D.

         In April 1991, Dr. Scott and the Company entered into a five-year employment agreement which renews automatically each year, unless either party gives notice of nonrenewal, and terminates in any event when Dr. Scott reaches age 70. The employment agreement provides for an annual base salary of $400,000, which is to be reviewed annually by, and can be increased at the discretion of, the Compensation Committee. Dr. Scott is also entitled to incentive compensation in an amount determined at the discretion of the Compensation Committee, based on its consideration of the Company's financial results, the development, implementation and attainment of strategic business planning goals and objectives, increases in the Company's revenues and operating profits, and other factors deemed relevant by the Compensation Committee in evaluating Dr. Scott's performance. Although not a requirement, the target for Dr. Scott's incentive compensation is two percent of the Company's earnings before interest and taxes, not to exceed his annual base salary. In addition, the Compensation Committee may grant Dr. Scott discretionary bonuses from time to time.

         In its discretion, the Compensation Committee may award any incentive or discretionary bonus compensation payable to Dr. Scott as an immediately payable cash payment, a deferred cash payment or in nonqualified stock options. A range of valuation for any such options will be established by the Compensation Committee using the Black-Scholes or binomial pricing model, or other recognized pricing model, or using the assumptions and specifications adopted by the Securities and Exchange Commission (the " Commission") which govern the disclosure of executive compensation in proxy statements and other Commission filings. Any such options will expire after the earlier to occur of the tenth anniversary of the termination of Dr. Scott's employment, the date of Dr. Scott's 70th birthday or the expiration of the maximum term of such options set forth in the stock option plan pursuant to which such options are granted.

         In the event of Dr. Scott's disability prior to the age of 70, he would be entitled to base compensation, incentive compensation and bonus compensation for twelve months. The bonus compensation would equal the average of the bonus compensation paid or payable to Dr. Scott during the thirty-six months preceding the disability. The incentive compensation would equal the greater of (i) the average of the incentive compensation paid or payable to Dr. Scott during the thirty-six months preceding the disability or (ii) an amount equal to (x) 50% of Dr. Scott's base salary for any year in which the Company's revenues and operating profits increased 12% over the prior year, (y) 75% of Dr. Scott's base salary if the Company's annual revenues and operating profits increased 17% over the prior year or (z) 100% of Dr. Scott's base salary if the Company's annual revenues and operating profits increased 22% over the prior year. If the disability is continuous for a period of twelve consecutive months, Dr. Scott would be entitled to receive 75% of his base salary and the averages of both incentive compensation and bonus compensation paid or payable during the thirty-six months preceding the disability, which amount shall be increased by five percent annually. In the event of Dr. Scott's death prior to the age of 70, his surviving spouse (or his estate in the event of her death or remarriage) would be entitled to receive for ten years an amount equal to Dr. Scott's base salary and the average of both incentive compensation and bonus compensation paid or payable during the thirty-six months preceding his death, which amount shall be increased by five percent annually.

         If the Company terminates Dr. Scott without cause, Dr. Scott would be entitled to receive for the remainder of the then existing five-year term of the agreement his base salary and the averages of both incentive compensation and bonus compensation paid or payable during the thirty-six months preceding termination, which amount shall be increased by five percent annually. In the event that Dr. Scott terminates his employment agreement as a result of the Company's material breach thereof, which breach remains uncured for 60 days after written notice, Dr. Scott would be entitled to receive compensation equal to that payable to him upon termination by the Company without cause.

JACQUE J. SOKOLOV, M.D.

         In connection with its acquisition of Advanced Health Plans, Inc. in November of 1994, the Company entered into an employment agreement with Dr. Sokolov. During the five year term of the agreement, the Company is obligated to use its best efforts to cause Dr. Sokolov to be elected Chairman or Vice Chairman of the Board of Directors. In addition to serving as Chairman or Vice Chairman, Dr. Sokolov will serve in other appropriate management positions with the Company or its subsidiaries and report directly to the Chief Executive Officer. Dr. Sokolov's base salary under the agreement is $400,000 per year. He also is entitled to receive incentive cash compensation in the amount of not less than $150,000 per year. In addition, in the event the compensation paid to Dr. Sokolov by third parties for speaking and specified consulting engagements is less than $450,000 per year, Dr. Sokolov will receive from the Company the difference between the amount actually paid as a result of such engagements and $450,000. The employment agreement imposes certain confidentiality obligations upon Dr. Sokolov and contains a covenant not to compete with the Company or solicit its employees for a specified period of time. The agreement is terminable by either party upon 90 days' notice. If Dr. Sokolov is terminated without cause, he is entitled to receive an ongoing payment of his base salary, minimum incentive bonus and speaking and consulting guarantees for the remainder of the unexpired term.

DEBORAH L. REDD

         In September 1996, Ms. Redd entered into an employment agreement with the Company pursuant to which she became employed as President of Coastal's Managed Care Division, as well as President of Coastal Managed Healthcare, Inc. ("CMH") and an officer of Health Enterprises, Inc. ("HEI"), Healthplan Southeast, Inc. ("HPSE") and shall serve on the Board of Directors of HEI, HPSE, Better Health Plan, Inc. ("BHP") and Doctors Health Plan, Inc. ("DHP"). The effective date of the agreement was September 1, 1996 with an initial term through September 30, 1998. Ms. Redd may be removed at any time as deemed appropriate by (i) the Board of Directors of the Company or (ii) the shareholders of the applicable entity. Under the agreement, Ms. Redd is entitled to receive a base salary of $234,000 per year through August 31, 1997, which is subject to annual review and adjustment as of September 1 of each year during the term of employment. Ms. Redd will be eligible for performance bonuses based upon certain performance criteria up to a maximum of $90,000 per year. In the event that HEI or HPSE is divested during the term of her agreement, and prior to September 30, 1998, Ms. Redd shall be entitled to receive a bonus equal to one-tenth of one percent (0.1%) of the net proceeds of any such divestitures. The employment agreement imposes certain confidentiality obligations upon Ms. Redd and contains a covenant not to compete with the Company or solicit its employees for a specified period of time. The Company may terminate the employment agreement without cause at any time upon 90 days' prior written notice to Ms. Redd, and Ms. Redd may terminate the employment agreement without cause at any time upon 120 days' prior written notice. If the employment agreement is terminated without cause by the Company at any time through September 30, 1998, the Company will be obligated to pay Ms. Redd an amount equal to the annual base salary in effect on the date of termination plus any earned performance bonus to be paid out in equal installments over the twelve months following the date of termination, beginning in the month after termination.

JOHN G. BALL

         In May 1996, Performance Partners, Inc. ("PPI") and John G. Ball ("Mr. Ball") entered into an independent contractor agreement ("original agreement") with the Company pursuant to which Mr. Ball became employed as President of Coastal Physician Services, Inc. ("CPS"), a subsidiary of the Company. The effective date of the original agreement was May 20, 1996 with an initial term continuing through May 19, 1997. The original agreement was terminated and a new independent contractor agreement ("new agreement") was entered into on December 2, 1996, under which Mr. Ball became employed as President and Chief Executive Officer of CPS. The new agreement provided for an initial term continuing through December 1, 1997. On March 10, 1997, PPI and Mr. Ball entered into a separation agreement and mutual release whereby the services of PPI and Mr. Ball were voluntarily terminated, effective March 31, 1997. Mr. Ball is the President and sole shareholder of PPI, and the Company made all payments for compensation of services rendered under the original agreement and the new agreement directly to PPI. Under the new agreement, for Mr. Ball's services PPI was entitled to receive an annual fee of $300,000, prorated weekly over the initial term. PPI received a $20,000 signing bonus upon execution of the original agreement, a $13,750 severance payment upon termination of the original agreement, and was eligible for a retention bonus of up to $50,000 had PPI and Mr. Ball been still engaged under the terms of the new agreement on July 1, 1997. Under the original agreement, PPI received options under the NSO Plan to acquire 7,500 shares of the Company's common stock. These options, although vested upon the expiration of the term of the original agreement, were forfeited under the separation agreement and mutual release. In addition, under the new agreement, PPI received the right to receive an amount equal to any appreciation occurring from and after December 2, 1996, on $50,000 worth of shares of the Company's common stock. Such right with regard to each share is hereafter referred to as SARs. Vesting, with regard to these SARs, occurred as follows:
$10,000 on January 2, 1997, $10,000 on February 2, 1997, and $10,000 on March 2,
1997. PPI will have the right to exercise the SARs which have vested at any time and from time to time during the two-year period beginning July 1, 1997 and ending June 30, 1999. Per the agreement, the Company reimbursed Mr. Ball for all reasonable out-of-pocket expenses incurred in performing his duties, including travel to and from his office in Dallas, Texas, living expenses in Durham North Carolina, during the term of the agreement and travel expenses related to performing contractual duties. The separation agreement and mutual release imposes certain confidentiality obligations upon Mr. Ball and contains a covenant not to compete with the Company or to solicit its employees for a specified period of time.

EDWARD L. SUGGS, JR.

         On March 1, 1997, Mr. Suggs entered into an employment agreement with Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company. The initial term of the agreement is from March 1, 1997 through February 29, 2000. Under the agreement, Mr Suggs will serve as the President and Chief Executive Officer of HBR and shall serve on the Board of the Company. Mr. Suggs will receive an annual base salary of $220,000, subject to annual review and adjustment as of each March 1 during the term of the agreement. As an initial signing bonus, the Company forgave and forever waived any claim to the then outstanding indebtedness of approximately $16,000 evidenced by a promissory note in the original face amount of $25,000. Mr. Suggs will be eligible for up to $20,000 each quarter in performance bonuses, based upon the financial performance of HBR and other factors, which may include the discretion of HBR or the Company. If Mr. Suggs is still employed by HBR on September 1, 1997, he will receive a stay bonus equivalent to twelve weeks of his base salary, or approximately $50,000. The employment agreement imposes certain confidentiality obligations upon Mr. Suggs and contains a covenant not to compete with HBR or its affiliates or solicit its employees for a specified period of time.

EUGENE F. DAUCHERT, JR.

         On January 15, 1997, Mr. Dauchert entered into a restated and amended employment agreement with the Company pursuant to which Mr. Dauchert will continue as the President and Chief Executive Officer of Coastal Physician Networks, Inc. ("CPN"), a subsidiary of the Company. The effective date of the agreement was September 1, 1996 and terminates on April 30, 1997. After April 30, 1997, the term may be extended on a month to month basis. Mr. Dauchert will receive an annual base salary of $160,000 and will be eligible for certain divestiture bonuses as described below. Mr. Dauchert received a divestiture bonus, based upon the sale of the HealthNet Medical Group division of Physician Planning Group, Inc., of approximately $35,000 and will be entitled to receive a divestiture bonus based on the sale or divestiture of Integrated Provider Networks, Inc. (0.5% of the net proceeds), Practice Solutions, Inc. (0.5% of the net proceeds), and certain remaining clinics in south Florida (1.0% of the net proceeds). The employment agreement imposes certain confidentiality obligations upon Mr. Dauchert and contains a covenant not to compete with the Company or its affiliates or solicit its employees for a specified period of time.

HENRY J. MURPHY

         In November of 1996, Mr. Murphy entered into an employment agreement with the Company pursuant to which Mr. Murphy became employed as President and Chief Executive Officer of the Company. The effective date of the agreement was November 1, 1996, with an initial term that ended on February 28, 1997. The agreement was not renewed. Under the agreement, Mr. Murphy received a base salary of $30,000 per month. Mr. Murphy received a $100,000 signing bonus upon the execution of the agreement. In addition, pursuant to the agreement, Mr. Murphy became entitled to receive additional compensation in the form of either stock appreciation rights (SARs), a debt restructure fee, or a business combination transaction fee. Mr. Murphy had the right to receive an amount equal to any appreciation occurring from and after November 1,1996 in up to 100,000 shares of the Company's common stock. As of the date of his termination, 60,000 of Mr. Murphy's SARs had vested and 40,000 were forfeited. Mr. Murphy had the right to exercise the SARs which had vested at any time and from time to time during the two-year period beginning March 1, 1997 and ending February 28, 1999. At any time on or before 60 days after the termination of his employment agreement, Mr. Murphy had the right to make an election to retain the SARs or to forfeit them and be eligible instead to receive either the debt restructure fee or the business combination transaction fee.

         The terms of the restructure fee provided that, in the event that, within six months from the date of termination of his agreement, the Company restructures its debts other than in bankruptcy proceedings resulting in at least a 15% reduction in the stated principal amount and accrued interest of (i) the Company's existing bank debt, or (ii) the Company's total liabilities, Mr. Murphy, if he elected to receive a debt restructure fee, would receive a payment equal to one-half of one percent (0.5%) of the amount of the reduction determined as of the date immediately after the final debt restructuring. Such payment would be due within three business days after conclusion of the final debt restructuring.

         The terms of the business combination transaction fee provide that, in the event the Company consummates a transaction within six months from the date of termination of his agreement, or with an entity or entities with which the Company entered into a binding contract within six months from the date of termination of his agreement, Mr. Murphy, if he elected to receive a business combination transaction fee, would receive a payment equal to one-half of one percent (0.5%) of the fair market value of the acquisition price paid by the acquiring entity or entities in connection with the transaction. A transaction is defined as any one or more transactions or series of transactions which are conditioned on each other or which occur or are planned or are committed to occur at substantially the same time and which, taken together result in either
(i) merger or consolidation where the Company is not the consolidated or surviving company or where the shareholders of the Company prior to the merger or consolidation do not own a majority of the shares of the consolidated or merged company, (ii) a transfer of over 50% of the assets of the Company, or
(iii) a transfer or issuance of over 50% of the common stock of the Company.

         Mr Murphy has elected to be eligible to receive the business combination transaction fee and has taken the position that the sale of accounts receivable to affiliates of National Century Financial Enterprises constitutes a transfer of over 50% of the assets of the Company which entitles him to payment of the business combination transaction fee. The Company reserves the right to challenge whether the accounts receivable transaction obligates the Company to pay the business combination transaction fee to Mr. Murphy.

         Upon presentation in accordance with Company policies, the Company reimbursed Mr. Murphy for all reasonable and necessary travel and living expenses and other disbursements incurred by Mr. Murphy on behalf of the Company in the performance of his duties under his employment agreement. These travel and living expenses included Mr. Murphy's weekly plane trips to and from his home in Atlanta, Georgia, and daily meal and living expenses in Durham, North Carolina, and other locations to which Mr. Murphy traveled on company business.

JOSEPH G. PIEMONT

         On June 1, 1996, the Company entered into an agreement with Mr. Piemont providing for his employment as Chief Executive Officer and President of the Company and nomination to the Board of Directors. Mr. Piemont was elected to the Board on August 20, 1996. The agreement provided for an initial term ending December 31, 1996, subject to extension and renewal by the Company through May 1999, an initial base salary of $350,000 and eligibility for discretionary performance-based bonuses and options to purchase 200,000 shares of the Company's common stock. The agreement also obligated the Company to make certain payments to Mr. Piemont in the event the Company terminated his employment without cause or failed to extend and renew the agreement through 1999 or upon Mr. Piemont's termination of the agreement in certain enumerated circumstances, defined therein as "good reason."

         On July 9, 1996, Drs. Scott and Walls initiated, on their own behalf and derivatively on behalf of the Company, a lawsuit against the Company and certain of its officers and directors, including Mr. Piemont (the "Lawsuit"). The complaint alleged, among other things, that certain members of the Board breached their fiduciary duties and wasted corporate assets in taking certain actions specified in the complaint, including approval of Mr. Piemont's employment agreement. On October 21, 1996, Mr. Piemont gave notice to the Company of the termination of his employment agreement for allegedly good reasons (as defined in the agreement) and requested confirmation of the Company's intent to honor the severance terms of the agreement.

         On January 21, 1997, the Company, Drs. Scott and Walls, and Mr. Piemont entered into a Release and Settlement Agreement to resolve the matters at issue between them in the Lawsuit (the "Piemont Settlement"). Pursuant to the Piemont Settlement, Mr. Piemont was awarded the following compensation in consideration of his release of any claims against the Company under the employment agreement and forfeiture of any outstanding stock options granted to him under his employment agreement or otherwise: (i) an initial cash payment in the amount of $150,000; (ii) a $250,000 non-interest bearing promissory note, payable in twelve monthly installments, which commenced in February 1997; and (iii) stock appreciation rights ("SARs"), payable in cash, on 50,000 shares of the Company's common stock. The base price for Mr. Piemont's SARs was $3.00 per share and the maximum per share appreciation for which he could receive payment was $4.00 per share. On January 24, 1997, Mr. Piemont exercised the SARs for the full 50,000 shares and the Company paid Mr. Piemont $75,000 in full satisfaction of its obligations for the SARs. The Piemont Settlement was subject to approval by the court presiding over the Lawsuit. The court approved the settlement on January 21, 1997.

STEPHEN D. CORMAN

         In April 1995, Mr. Corman entered into an agreement with the Company providing for his employment as Executive Vice President and Chief Financial Officer of the Corporation, with an initial term continuing through April 1998.

         The Lawsuit initiated by Drs. Scott and Walls also named Mr. Corman as a defendant. The complaint alleged, among other things, that certain members of the Board, including Mr. Corman, breached their fiduciary duties and wasted corporate assets in taking certain actions specified in the complaint. On November 6, 1996, the Company, Drs. Scott and Walls, and Mr. Corman entered into a Release and Settlement Agreement to resolve the matters at issue between them in the lawsuit (the "Corman Settlement"). Pursuant to the Corman Settlement, Mr. Corman was awarded the following compensation in consideration of his release of any claims against the Company under his employment agreement and forfeiture of any outstanding stock options granted to him under his employment agreement or otherwise: (i) an initial cash payment in the amount of $100,000; (ii) entry into an agreement to serve as a consultant to the Company from November 1, 1996 through March 31, 1997 with respect to certain financial matters including, but not limited to, preparation and review of the Company's external financial reports; and (iii) SARs with respect to 50,000 shares of the Company's common stock. For services rendered pursuant to the consulting agreement, Mr. Corman will receive the sum of $200,000, payable in ten monthly installments which commenced on November 15, 1996. The base price for Mr. Corman's SARs is $5.00 per share. The SARs are exercisable at Mr. Corman's option during a three-year term and are subject to proportional adjustment in the event of any reorganization of the Company's capital stock. The Corman Settlement was subject to approval by the court presiding over the Lawsuit. The court approved the settlement on December 2, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Dr. Janeway and Mr. Hatcher served as members of the Compensation Committee from January 1, 1996 through August 6, 1996, and October 10, 1996, respectively. Dr. Chenven replaced Dr. Janeway on August 20, 1996 and served as a member of the Compensation Committee through October 23, 1996. Mr. Berger and Mr. Mahoney were elected to serve as members of the Compensation Committee on December 3, 1996. Neither Mr. Hatcher, Dr. Janeway, Dr. Chenven nor Mr. Berger has ever served as an officer or employee of the Company or any of its subsidiaries. Mr. Mahoney served as President and Chief Executive Officer of Healthplan Southeast, Inc., a subsidiary of the Company, from December 1994 through December 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Except as indicated under "Security Ownership of Management," the following are the only shareholders known to the Company to be the beneficial owners of more than five percent of the common stock as of February 28, 1997:

Name and Address                                 Amount and Nature          Percent of
of Beneficial Owner                          of Beneficial Ownership       Common Stock
---------------------------------------------------------------------------------------
Heartland Advisors, Inc. .......................... 3,870,650(1)               15.78%

     790 North Milwaukee Street
     Milwaukee, Wisconsin 53202

Pioneer Management Corp. .......................... 2,337,200(2)                9.53%

     60 State Street
     Boston, Massachusetts 02109

(1) Includes 3,239,550 shares with respect to which the shareholder has voting and investment power and 631,100 shares with respect to which the shareholder has investment power only.

(2) Includes 95,000 shares with respect to which the shareholder has voting and investment power and 2,242,200 shares with respect to which the shareholder has investment power only.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the Company's voting securities as of February 28, 1997 by: (i) each director of the Company; (ii) each Named Executive Officer; and
(iii) all current directors and executive officers of the Company as a group. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's securities.

                                    Name and Address(1)           Amount and Nature             Percent of
Title of Class                      of Beneficial Owner       of Beneficial Ownership            Class(2)
----------------------------------------------------------------------------------------------------------
Common Stock                        Steven M. Scott, M.D            7,327,823(3)                   29.90%

Series A Convertible                Steven M. Scott, M.D.              46,033                     100.00%
  Preferred Stock

Series B Convertible                Steven M. Scott, M.D.              32,739                     100.00%
  Preferred Stock

Common Stock                        Jacque J. Sokolov, M.D            443,423(4)                    1.81%

Common Stock                        Bertram E. Walls, M.D.            422,775(5)                    1.73%

Common Stock                        Edward L. Suggs, Jr.               44,075(6)                     *

Common Stock                        John P. Mahoney, M.D.              21,445(7)                     *

Common Stock                        Stephen D. Corman                   5,138(8)                     *

Common Stock                        Eugene F. Dauchert, Jr.             1,504                        *

Common Stock                        Deborah L. Redd                       400                        *

Common Stock                        John G. Ball                           --                        *

Common Stock                        Mitchell W. Berger                     --                        *

Common Stock                        Henry J. Murphy                        --                        *

Common Stock                        Joseph G. Piemont                      --                        *

Shares of Common Stock
   owned by all directors and
   executive officers as a group
   (15 persons)                                                     8,272,402(9)                   33.76%

(1) Except as otherwise indicated, the address for all persons listed below is c/o Coastal Physician Group, Inc., 2828 Croasdaile Drive, Durham, N.C. 27704.

(2)      An asterisk (*) indicates less than one percent.

(3) Includes 6,369,120 shares held by Scott Medical Partners, L.P., of which Dr. Scott is the sole general partner. Also includes 535,766 shares held by a partnership, the partners of which are Dr. Scott and certain trusts established for the benefit of Dr. Scott's children. Dr. Scott has sole investment power with respect to these shares, but has sole voting power with respect to only 390,666 shares. Voting power with respect to the remaining 145,100 shares is held by Dr. Walls, as trustee of the trustee of the trusts. Also includes 39,110 shares held by a foundation and 303,334 shares held by Century Insurance over which Dr. Scott may be deemed to share voting and investment power. Dr. Scott disclaims beneficial ownership of the shares held by Century Insurance. The remaining 80,493 shares are held directly by Dr. Scott. Dr. Scott's address is 17020 Brookwood Drive, Boca Raton, Florida 33496.

(4) Includes 363,000 shares subject to presently exercisable stock options and 696 shares reserved for issuance under the Deferred Compensation Plan for outside directors (the "Deferred Compensation Plan").

(5) Includes 145,100 shares with respect to which Dr. Walls has voting power and Dr. Scott has investment power. Such shares also are included under the beneficial ownership of Dr. Scott. Also includes 248,915 shares held by certain trusts established for the benefit of Dr. Scott's children with respect to which Dr. Walls, as trustee, holds voting and investment power. Includes 4,000 shares subject to presently exercisable stock options and 12,700 shares reserved for issuance under the Deferred Compensation Plan.

(6) Includes 22,976 shares subject to presently exercisable stock options and 265 shares owned by Mr. Suggs' wife. Mr. Suggs disclaims beneficial ownership of the shares held by his wife.

(7) Includes 3,000 shares subject to exercisable stock options and 18,216 shares reserved for issuance under the Deferred Compensation Plan.

(8) Includes 2,438 shares reserved for issuance under the Deferred Compensation Plan.

(9) Includes 398,795 shares subject to presently exercisable stock options and 34,050 shares reserved for issuance under the Deferred Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into various transactions and has continuing relationships with American Alliance Holding Company and certain of its affiliates ("Alliance"), including Century Insurance. Dr. Scott is the beneficial owner of all of the outstanding shares of common stock of Alliance. These transactions and relationships are described below.

         The Company paid approximately $3,550,000 in insurance premiums to Century Insurance for professional liability insurance for itself and its subsidiaries for the year ended December 31, 1996. The Company received approximately $124,000 for certain computer, financial, statistical and other advice and services provided to Alliance and its subsidiaries for the year ended December 31, 1996.

         The Company and certain of its subsidiaries sublease office space in Durham, North Carolina, consisting of approximately 59,000 square feet, from Alliance under sublease agreements on a month-to-month oral basis. The building is owned by American Alliance Real Estate Corporation which leases the building to Century Insurance. During the year ended December 31, 1996, the Company paid Alliance approximately $960,000 under these sublease agreements. The Company, American Alliance Holding Company and Century Insurance are all liable to the holder of a first mortgage on the property for the total rentals specified in the prime lease, however, the Company has an agreement of indemnity from American Alliance Holding Company , and American Alliance Holding Company has an agreement of indemnity from Century Insurance. The prime lease commenced in August 1988 and has a fifteen-year term requiring minimum lease payments of approximately $788,000 per year for years one through five, $959,000 per year for years six through ten and $1,166,000 per year for years eleven through fifteen.

         The Company leases an office facility in Durham, North Carolina, consisting of approximately 27,000 square feet from Chateau LLC, which is controlled by Dr. Scott. The Company paid approximately $504,000 to Chateau LLC for this space during 1996. The Company also leases 3,600 square feet of space in Rocky Mount, North Carolina from Durham Investment Corp. and 44,000 square feet of space in Ft. Lauderdale, Florida from Coral Ridge LP, which entities are also controlled by Dr. Scott. During 1996, the Company paid approximately

$97,000 for the Rocky Mount space and approximately $912,000 for the Ft. Lauderdale space. In addition, the Company leases a clinical facility in Fayetteville, North Carolina, consisting of approximately 5,000 square feet, from Sunco Properties, a general partnership in which Drs. Scott and Walls each have a 50% interest. During 1996, the Company paid Sunco Properties approximately $76,000.

         For the year ended December 31, 1996, the Company paid approximately $118,000 to Berger, Davis & Singerman, a law firm of which Mr. Berger has been a partner since 1985.

         On January 21, 1997, the Company authorized 47,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 32,500 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and on June 3, 1997, authorized 1,200,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"), each series with a par value of $0.01 per share. On February 21, 1997, the Company increased the number of authorized shares of Series B Preferred from 32,500 to 33,000. Following the Trigger Date (as defined below), shares of the Series A Preferred, the Series B Preferred, and the Series C Preferred will be convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A Preferred, Series B Preferred, or Series C Preferred. The Trigger Date means the date on which the conversion feature of each series of preferred stock is approved by the Company's common shareholders. A proposal regarding the conversion feature of the preferred stock will be submitted to the common shareholders at the next annual or special meeting.

         The holders of shares of Series A Preferred, Series B Preferred, and Series C Preferred shall be entitled to receive dividends, when, as and if declared by the Board of Directors (as well as simultaneously with any dividend payable on common stock). Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of shares of stock ranking junior to the Series A Preferred unless the holders of the Series A Preferred have received $36 per share, no distribution will be made to the holders of shares of stock ranking junior to the Series B Preferred unless the holders of the Series B Preferred have received $30 per share, and no distribution shall be made to the holders of shares ranking junior to the Series C Preferred unless the holders of Series C Preferred have received an amount per share equal to ten times the average of the closing prices of a share of common stock on the New York Stock Exchange for the ten trading days immediately preceding the distribution date.

         In January 1997, pursuant to a reimbursement agreement dated December 31, 1996 between the Company and Dr. Scott, the Company issued 226,690 shares of common stock and 32,739 shares of Series B Preferred to Dr. Scott in satisfaction of the Company's obligation to reimburse certain proxy solicitation expenses incurred by Dr. Scott.

         On January 21, 1997, the Company, Dr. Scott and Dr. Walls entered into a dismissal agreement with respect to certain litigation whereby the Company, with court approval, agreed to reimburse Dr. Scott and Dr. Walls for legal fees and expenses incurred by them in the litigation by issuing shares of Series A Preferred to Dr. Scott and Dr. Walls in satisfaction of the Company's obligation. The Company has issued a total of 46,033 shares of Series A Preferred Stock in payment of the aggregate amount of fees and expenses incurred by Dr. Scott and Dr. Walls. See "Item 3. Legal Proceedings".

         On January 21, 1997, the Company reserved 800,000 shares of common stock for issuance upon conversion of the Series A Preferred and Series B Preferred, and on June 3, 1997, reserved 10,000,000 shares of common stock for issuance upon conversion of the Series C Preferred.

         In connection with the National Century Financing transaction, as explained in Note 7 of "Notes to Consolidated Financial Statements",
Dr. Scott invested $10 million in cash in the Company and received
1,000,000 shares of Series C Preferred. The Series C Preferred, subject to approval by the Company's common stockholders, is convertible into 10,000,000 shares of common stock. In addition, Dr. Scott received 84,983 shares of Series C Preferred and 240,000 shares of common stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            PAGE NUMBER
    (a)  1. FINANCIAL STATEMENTS:                                        IN THIS FORM 10-K
         Report of Independent Auditors ......................................... 20
         Consolidated Balance Sheets, December 31, 1996 and 1995 ................ 21
         Consolidated Statements of Operations, Years Ended December 31,
             1996, 1995 and 1994 ................................................ 22
         Consolidated Statements of Shareholders' Equity, Years Ended
         December 31, 1996, 1995 and 1994 ....................................... 23
         Consolidated Statements of Cash Flows, Years Ended
         December 31, 1996, 1995 and 1994 ....................................... 24
         Notes to Consolidated Financial Statements ............................. 25

                                                                            PAGE NUMBER
         2. FINANCIAL STATEMENT SCHEDULES                                IN THIS FORM 10-K
         Report of Independent Auditors ........................................ S-1
         Schedule II -- Valuation and Qualifying Accounts ...................... S-2

         3. EXHIBITS

         The exhibits which are filed with this Form 10-K are set forth in the
         Exhibit Index, which immediately precedes the exhibits to this report.

(b)      REPORTS ON FORM 8-K

         One report on Form 8-K was filed during the last quarter for the period covered by this report:

         1. On December 16, 1996, the Company filed a report on Form 8-K dated November 30, 1996 which reported, pursuant to Item 2 thereof, the sale of certain assets of the HealthNet Medical Group division of Physicians Planning Group, Inc., the Company's New Jersey-based clinic operations, to the Valley Care Corporation, the parent of The Valley Hospital, for approximately $9.5 million in cash and an additional $1.05 million which was received as of December 31, 1996. As part of Form 8-K, the Company's unaudited, condensed, consolidated pro forma balance sheet as of September 30, 1996, and the Company's unaudited, condensed, consolidated pro forma statements of operations for the nine months ended September 30, 1996 and for the year ended December 31, 1995 were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 1997

                                    COASTAL PHYSICIAN GROUP, INC.

                                    By: /s/ Steven M. Scott, M.D.
                                        -------------------------------------
                                        Steven M. Scott, M.D.
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                                                     Title                                     Date
                                                     -----                                     ----
/s/  Jacque J. Sokolov, M.D.                 Vice Chairman of the Board of Directors      June 12, 1997
--------------------------------
     Jacque J. Sokolov, M.D.

/s/  W. Randall Dickerson                    Executive Vice President and                 June 12, 1997
--------------------------------             Chief Financial Officer
     W. Randall Dickerson

/s/  Mary Anne Z. Wingert                    Vice President, Corporate Controller and     June 12, 1997
--------------------------------             Chief Accounting Officer
     Mary Anne Z. Wingert

/s/  Edward L. Suggs, Jr.                    Director                                     June 12, 1997
--------------------------------
     Edward L. Suggs, Jr.

/s/  John P. Mahoney, M.D.                   Director                                     June 12, 1997
--------------------------------
     John P. Mahoney, M.D.

/s/  Mitchell W. Berger                      Director                                     June 12, 1997
--------------------------------
     Mitchell W. Berger

/s/  Bertram E. Walls, M.D.                  Director                                     June 12, 1997
--------------------------------
     Bertram E. Walls, M.D.

/s/  Eugene F. Dauchert, Jr.                 Director                                     June 12, 1997
--------------------------------
     Eugene F. Dauchert, Jr.

/s/  Deborah L. Redd                         Director                                     June 12, 1997
--------------------------------
     Deborah L. Redd

/s/  Charles E. Potter                       Director                                     June 12, 1997
--------------------------------
     Charles E. Potter

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Coastal Physician Group, Inc.:

Under the date of March 31, 1997, except for paragraphs 5 and 6 of Note 10, which are as of May 30, 1997, and for paragraphs 1 and 4 of Note 9, which are as of June 3, 1997, and for paragraphs 6, 8, 9 and 10 of Note 7 and the last paragraph of Note 11, which are as of June 10, 1997, we reported on the consolidated balance sheets of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                    /s/ KPMG Peat Marwick LLP


Raleigh, North Carolina
June 10, 1997

                           SCHEDULE II - VALUATION AND
                               QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                   ADDITIONS
                                                                   ---------

                                            Balance at      Charged to     Charged to                   Balance
                                            Beginning       Costs and        Other                      at End
Description                                 of Period        Expenses       Accounts   Deductions      of Period
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996                 $97,932         $285,661        $  --      $286,424        $97,169
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1995                 $93,631         $253,151        $  --      $248,850        $97,932
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1994                 $71,613         $230,695        $  --      $208,677        $93,631
Allowance for contractual
adjustments and uncollectibles

                                  EXHIBIT INDEX

Exhibit
Number            Description

2.1 Asset Purchase Agreement between Physicians Planning Group, Inc.; HealthNet Medical Group of New Jersey, P.A.; HealthNet Medical Services of New York, P.C.; Coastal Physician Networks, Inc.; Coastal Physician Group, Inc. and Valley Care Corporation Dated: October 29, 1996 (1)

3.1               Bylaw amendments

10.1 Employment Agreement By and Between Coastal Physician Group, Inc., and Steven M. Scott, M.D. Dated April 1, 1991 (2)

10.2 Employment Agreement By and Between Coastal Physician Group, Inc., and Jacque J. Sokolov, M.D. Dated November 30, 1994 (3)

10.2(a)           Amendment to Dr. Sokolov's Employment Agreement November 30,
                  1995

10.3 Employment By and Between Coastal Physician Group, Inc., and Stephen D. Corman Dated April 20, 1995 (4)

10.4              Price Waterhouse LLP Engagement Letter (4)

10.5 Separation Agreement and Mutual Release By and Between Coastal Physician Services, Inc., Performance Partners, Inc. and John
                  G. Ball Dated March 10, 1997

10.6 Third Amendment and Limited Waiver to Credit Agreement, Dated as of May 29, 1996 (5)

-------------------------

(1) Incorporated by reference to the Form 8-K for the event dated November 30, 1996, filed by the Company on December 16, 1996. (File No. 001-13460)

(2) Incorporated by reference to the S-1 registration statement, as amended, filed by the Company on June 20, 1991. (File No. 33-40490)

(3) Incorporated by referenced to the post-effective amendment number 1 to the Form S-3 registration statement filed by the Company on February 23, 1995. (File No. 33-86434)

(4) Incorporated by reference to the December 31, 1995 Form 10-K filed by the Company on May 31, 1996. (File No. 001-13460)

(5) Incorporated by reference to the Form 8-K for the event dated May 31, 1996, filed by the Company on June 17, 1996. (File No. 001-13460)

Exhibit
Number            Description

10.6(a)           Secured Overline Credit Agreement Dated as of May 29, 1996 (5)

10.6(b)           Form of Warrant to Purchase Common Stock at $.01 Per Share (5)

10.6(c)           Security Agreement, Dated as of May 29, 1996 (5)

10.6(d)           Amended and Restated Pledge Agreement, Dated as of May 29,
                  1996 (5)

10.6(e) Form of Amended and Restated Subsidiaries Pledge Agreement, Dated as of May 29, 1996 (5)

10.6(f) Form of Amended and Restated Guaranty Agreement, Dated as of May 29, 1996 (5)

10.6(g)           Form of Subsidiaries Security Agreement, Dated as of May 29,
                  1996 (5)

10.7 Employment Agreement By and Between Coastal Physician Group, Inc., and Joseph G. Piemont Dated June 1, 1996 (6)

10.8 Employment Agreement By and Between Coastal Physician Group, Inc., and Deborah L. Redd Dated September 1, 1996

10.9 Employment Agreement By and Between Coastal Physician Group, Inc. and Henry J. Murphy Dated November 1, 1996

10.10             Release and Settlement Agreement By and Between Steven M.
                  Scott, M.D., Bertram E. Walls, M.D., M.B.A., and Coastal Physician Group, Inc. on the one hand and Stephen D. Corman on the other hand, Dated November 6, 1996

10.11 Reimbursement Agreement By and Between Coastal Physician Group, Inc. and Steven M. Scott, M.D., Dated December 31, 1996

10.12 Restated and Amended Employment By and Between Coastal Physician Group, Inc., and Eugene F. Dauchert, Jr. Dated January 15, 1997

10.13             Release and Settlement Agreement By and Between Steven M.
                  Scott, M.D., Bertram E. Walls, M.D., M.B.A., and Coastal Physician Group, Inc. on the one hand and Joseph G. Piemont on the other hand, Dated January 21, 1997

10.14             Coastal Physician Group, Inc. Settlement Agreement Dated
                  January 21, 1997

-------------------------

(6) Incorporated by reference to the June 30, 1996 Form 10-Q filed by the Company on July 14, 1996. (File No. 001-13460)

Exhibit
Number            Description

10.15 Employment Agreement By and Between Healthcare Business Resources, Inc., and Edward L. Suggs, Jr. Dated March 1, 1997

21.1              Subsidiaries of the Registrant

23.1              Consent of KPMG Peat Marwick LLP

99.1 Verified Complaint, filed on July 9, 1996, by Steven M. Scott, M.D. and Bertram E. Walls, M.D., each on his own behalf and on behalf of Coastal Physician Group, Inc., against Jacque J. Sokolov, Joseph G. Piemont, Stephen D. Corman and Coastal Physician Group, Inc. (7)

99.2 Coastal Physician Group, Inc.'s Answer (With Motions to Dismiss) and Counterclaims, filed on July 29, 1996, by the Company in response to an action brought by Drs. Steven M. Scott and Bertram E. Walls, on their own behalf and derivatively on behalf of the Company, against the Company and Dr. Jacque J. Sokolov and Messrs. Joseph G. Piemont and Stephen D. Corman (8)

99.3 Amendment to Rights Agreement dated as of December 27, 1996, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina (9)

99.4 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Coastal Physician Group, Inc. Dated January 21, 1997

99.5 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Coastal Physician Group, Inc. Dated January 21, 1997

99.5(a) Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Coastal Physician Group, Inc. Dated January 30, 1997

---------------------------

(7) Incorporated by reference to the Form 8-K for the event dated July 9, 1996, filed by the Company on July 19, 1996. (File No. 001-13460)

(8) Incorporated by reference to the Form 8-K for the event dated July 26, 1996, filed by the Company on July 29, 1996. (File No. 001-13460)

(9) Incorporated by reference to the Form 8-A/A for the event dated December 27, 1996, filed by the Company on December 30, 1996. (File No. 001-13460)