Form 10-Q
period 1997-03-31
COASTAL PHYSICIAN GROUP INC
filed 1997-06-13
CIK 874787

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                          Form 10-Q

  {X}    Quarterly Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934

        For the quarterly period ended MARCH 31, 1997

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

                  { } Yes           {X} No

   As of April 30, 1997 there were outstanding 24,384,214 shares of common stock, par value $.01 per share.


              COASTAL  PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December
           31, 1996 and March 31, 1997 (Unaudited)
        Unaudited Consolidated Statements of
           Operations
        Unaudited Consolidated Condensed
           Statements of Cash Flows
        Notes to Consolidated Financial Statements
           (Unaudited)
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
     (In thousands of U.S. dollars, except per share data)

                                          March 31,    December
                                            1997         31,
                                                         1996
                 Assets                   (unaudite
                                             d)
Current assets:
 Cash and cash equivalents                    21,136       10,239
 Marketable securities                         4,632        7,020
 Trade accounts receivable, net               80,343       87,410
 Accounts receivable, other                   10,831       11,187
  Related party receivable                    10,000          ---
 Refundable income taxes                         ---        2,498
 Prepaid expenses and other current            9,493       10,923
assets
      Total current assets                   136,435      129,277
Property and equipment, at cost, less
    accumulated depreciation                 17,476       19,041
Excess of cost over fair value of net
      assets acquired, net                   19,283       19,305
Other assets                                  14,047       14,218
      Total assets                           187,241      181,841

  Liabilities and Shareholders' Equity
Current liabilities:
 Current maturities and other short-term
      borrowings                             80,870       71,130
 Accounts payable                             43,329       46,307
  Income taxes payable                         3,693        2,211
 Accrued physicians fees and medical          29,936       33,709
costs
 Accrued expenses                             18,833       20,182
     Total current liabilities              176,661      173,539
Long-term debt, excluding current              4,352        4,799
maturities
      Total liabilities                      181,013      178,338
Shareholders' equity:
   Series A convertible preferred stock
$.01 par
      value; shares authorized 48;                1          ---
 shares issued
      and outstanding 46 and 0,
 respectively
   Series B convertible preferred stock
$.01 par
      value; shares authorized 33;              ---          ---
 shares issued
      and outstanding 33 and 0,
 respectively
   Series C convertible preferred stock
$.01 par
      value; shares authorized 1,200;
 shares                                          11          ---
      issued and outstanding 109 and 0,
      respectively
 Preferred stock $.01 par value; shares
      authorized 10,000; none issued or
      outstanding                               ---          ---
 Common stock $.01 par value; shares
authorized
      100,000; shares issued and                244          241
 outstanding
      24,144 and 24,126, respectively
 Additional paid-in capital                  157,815      144,070
Common stock warrants                         1,518          987
 Retained earnings (accumulated deficit)   (153,497)    (141,931)
 Unrealized appreciation of available-
     for-sale securities                        136          136
      Total shareholders' equity               6,228        3,503
     Total liabilities and shareholders'     187,241      181,841
equity

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
     (In thousands of U.S. dollars, except per share data)

                                           Three months ended
                                                March 31,
                                           1997          1996

Operating revenue, net                       124,714       152,734

Costs and expenses:

 Physician and other provider services        94,644       113,565
 Medical support services                     13,341        24,177
 Selling, general and administrative          25,029        24,901
      Total costs and expenses               133,014       162,643

Operating loss                               (8,300)       (9,909)

Other income (expense):
 Interest expense                            (3,843)       (2,103)
 Interest income                                 326           125
 Other, net                                      251           157
      Total other expense                    (3,266)       (1,821)

Loss before income taxes                    (11,566)      (11,730)

Benefit for income taxes                         ---           ---

Net loss                                    (11,566)      (11,730)

Net loss per share                            (0.48)        (0.49)

Weighted average number of shares
 outstanding                                  24,129        23,791

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                 (In thousands of U.S. dollars)

                                           Three months ended
                                                March 31,
                                           1997          1996

Net cash used in operating activities        (1,599)      (10,728)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                              2,388         4,873
Purchases of property and equipment, net         (115)         (782)
 Disposition of subsidiaries, net of
    cash disposed                               900         (322)
          Net cash provided by
investing                                     3,173         3,769
          activities

Cash flows from financing activities:
 Repayments of long-term debt                  (522)       (1,290)
 Borrowings on long-term debt                  9,815        19,165
 Net proceeds from issuances of common
    stock                                        30           251
          Net cash provided by
          financing activities                9,323        18,126

                  Net increase in cash and cash
equivalents                                  10,897        11,167

Cash and cash equivalents at beginning
    of period                                10,239         8,147
Cash and cash equivalents at end of
    period                                   21,136        19,314


Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
      the period for:
             Interest                          2,050         1,673
             Income taxes                    (3,979)      (12,155)



  See accompanying notes to consolidated financial statements.

                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


(1)   BASIS OF PRESENTATION

The accompanying consolidated financial statements of Coastal Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.


(2)    CAPITAL STOCK

On June 9, Dr. Steven M. Scott, Coastal's Chief Executive Officer, a director, and largest shareholder, invested $10 million in cash in the Company and received 1,000,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock, subject to approval by the Company's common stockholders, is convertible into 10,000,000 shares of common stock.




















                COASTAL PHYSICIAN GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

FIRST  QUARTER ENDED MARCH 31, 1997 COMPARED  TO  THE  FIRST
QUARTER ENDED MARCH 31, 1996.

Net operating revenue ("operating revenue") decreased 18.3% for the first quarter of 1997 to $124,714,000 from $152,734,000 in the first quarter of 1996. The decrease in operating revenue due to dispositions completed since the first quarter of 1996 for which prior periods' results were not restated was approximately $14,461,000 or 9.4%. This decrease was primarily due to the sale of certain assets of Physicians Planning Group, Inc. ("PPG") and the common stock of Healthcare Automation, Inc. ("HCA") effective September 30, 1996, the sale of MedCost, Inc. ("MedCost") effective November 22, 1996 as well as the sale of the HealthNet Medical Group division of Physicians Planning Group, Inc. ("HealthNet") effective November 30, 1996. Operating revenue not related to disposed entities decreased approximately $13,559,000 or 8.9%. Contract attrition and less new business development throughout 1996 in the Company's hospital-based contract management division were significant factors that reduced operating revenue in the first quarter of 1997 as compared to the first quarter of 1996 when disposition-related revenues are excluded. These declines in operating revenue were partially offset by increased operating revenue associated with the growth in the number of enrollees in each of the Company's health plans in New York, North Carolina and Florida. This decline in operating revenue is likely to continue during 1997 given the Company's strategy to divest of certain non-core assets that the Company has identified.

Operating expenses decreased 18.2% to $133,014,000 in the first quarter of 1997 from $162,643,000 in the first quarter of 1996. The decrease in operating expenses due to dispositions completed since the first quarter of 1996 for which prior periods' results were not restated was approximately $13,453,000 or 8.3%. This decrease was primarily due to the sale of certain assets mentioned above. Operating expenses not related to disposed entities decreased approximately $16,176,000 or 9.9%. This change was a function of decreases due to contract attrition and lower new business development throughout 1996 (as discussed above), offset by increased expenses associated with the growth in the number of enrollees in each of the Company's health plans in New York, North Carolina and Florida, and increased investments in information technology.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $8,300,000 for the first quarter of 1997, compared to an operating loss of $9,909,000 for the first quarter of 1996. In addition to the factors noted above, contributing to the operating loss was the increase in physician compensation expense as a percentage of net revenues in the Company's hospital-based contract management division.

The Company experienced similar operating margins during the first three months of 1997 compared to the first three months of 1996. The operating margin for the three months ended March 31, 1997 was negative 6.7% versus a negative 6.5% for the same period in the prior year. These operating margins are expected to improve to the extent the Company achieves the objectives of its comprehensive strategic and financial plan.

Other expenses increased $1,445,000, or 79.4%, for the first quarter of 1997 to $3,266,000 from $1,821,000 in the first quarter of 1996. The increase is primarily due to an increase in interest expense resulting primarily from additional borrowings required to fund operating losses, as well as higher interest rates paid on the increased borrowings.

There was no provision for income taxes recorded for the first quarter of 1997 or 1996. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company returns to profitability in the future.

Overall, the Company incurred a net loss of $11,566,000 in the first quarter of 1997 as compared to a net loss of $11,730,000 in the first quarter of 1996 for the reasons discussed above.

Weighted average shares outstanding increased 0.1% from 23,791,000 shares in the first quarter of 1996 to 24,129,000 shares in the second quarter of 1996, primarily as a result of shares issued to Dr. Scott in satisfaction of the Company's obligation to reimburse him for certain proxy solicitation expenses, as well as shares issued in connection with Company's employee stock purchase plan.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 1997 was $1,599,000 as compared to $10,728,000 for the three months ended March 31, 1996. The net loss for the three months ended March 31, 1997 was $11,566,000 as compared to a net loss of $11,730,000 for the same period in 1996. The decline in the net cash used in operating activities is primarily due to a decline in the accounts receivable balances, due in part to both increased collection efforts and increased valuation reserves. Borrowings on long-term debt for the three months ended March 31, 1997 was $9,815,000 as compared to $19,165,000 for
the  three  months  ended March 31,  1996.   The  borrowings
during the first quarter of 1997 consisted of advances received under the Company's previous credit agreements and occurred prior to the Company's default under its Credit Facilities noted below.

On May 29, 1996, the Company entered into credit agreements which restructured its existing credit facilities and provided the Company with up to $40 million of additional borrowing availability. The facilities required total principal payments of at least $40 million by January 2, 1997, which were made by the Company, at which time the availability of borrowings under the facilities declined to $10 million. The facilities also required an amendment to be finalized by January 15, 1997 which would have established financial covenants for the period subsequent to February 1997. This amendment did not occur by January 15, 1997 and therefore outstanding amounts, originally due on July 1, 1997, became due on February 28, 1997. From February 28, 1997 through June 10, 1997, the Company was in default on these obligations, but accelerated payment was not required by the lenders. From May 29, 1996 through June 10, 1997, interest on loans under the facilities accrued at rates ranging from 1.5% to 4.5% over a designated prime rate. Borrowings outstanding under these facilities as of March 31, 1997 were $77.6 million.

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

On June 10, 1997, the Company used proceeds of approximately $82 million from sales of its existing receivables and rights to future receivables to repay outstanding balances under its previous credit facilities which terminated on that date. All collateral held by the lenders under those facilities was released. After repayment, the Company had access to approximately $40 million of cash from potential additional sales of its existing receivables and rights to future receivables and borrowing availability under the line of credit.

On June 9, Dr. Steven M. Scott, Coastal's Chief Executive Officer, a director, and largest shareholder, invested $10 million in cash in the Company and received 1,000,000 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock, subject to approval by the Company's common stockholders, is convertible into 10,000,000 shares of common stock.

The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the additional cash received from the sale of stock discussed above, amounts available under the various agreements with NCFE discussed above, the sale of certain non-core assets that the Company has identified, as well as a reduction in cash used in operations.


Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: receipt of sufficient proceeds from divested assets, and the timing of any divestitures; the level and timing of improvements in the operational efforts; the possibility of poor accounts receivable generation, collection and/or reimbursement experience; the possibility of increased medical expenses due to increased utilization; the possibility that the Company may not be able to improve operations or execute its divestiture strategy as planned; and other important factors disclosed from time to time in the Company's Form 10-K, Form 10-Q and other Securities and Exchange Commission filings.

PART II - OTHER INFORMATION


Item 2. - Changes in Securities

In January 1997, pursuant to a reimbursement agreement dated December 31, 1996 between the Company and Dr. Scott, the Company issued 226,690 shares of common stock and 32,739 shares of Series B Convertible Preferred Stock ("Series B Preferred") to Dr. Scott in satisfaction of the Company's obligation to reimburse him for certain proxy solicitation expenses totaling $1,662,278.

In January 1997, the Company, Dr. Scott, and Dr. Bertram E. Walls, a director, entered into a dismissal agreement with respect to certain litigation whereby the Company, with court approval, agreed to reimburse Dr. Scott and Dr. Walls for legal fees and expenses totaling $1,657,208 incurred by them in the litigation by issuing shares of Series A Convertible Preferred Stock ("Series A Preferred") to Dr. Scott and Dr. Walls in satisfaction of the Company's obligation. The Company has issued a total of 46,033 shares of Series A Preferred in payment of the aggregate amount of fees and expenses incurred by Dr. Scott and Dr. Walls.

The Series A Preferred and Series B Preferred will become convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A Preferred or Series B Preferred, subject to approval by the Company's common shareholders.

These  transactions were not registered under the Securities
Act pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering.


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

One report on Form 8-K was filed during the quarter for which this report is filed:

1. On February 5, 1997, the Company filed a report on Form 8-K dated January 21, 1997, filing under Item 5 thereof. The report disclosed that pursuant to a reimbursement agreement dated December 31, 1996 between the Company and Dr. Scott, the Company issued 226,690 shares of common stock and 32,739 shares of Series B Convertible Preferred Stock to Dr. Scott in satisfaction of the Company's obligation to reimburse Dr. Scott for certain proxy solicitation expenses. In addition, the report disclosed that the Company, Dr. Scott, Bertram E. Walls, M.D., a Director, and Joseph G. Piemont, the former President and Chief Operating Officer of the Company, entered into a Release and Settlement Agreement on January 21, 1997 with respect to the litigation styled Steven M. Scott, M.D. and Bertram E. Walls, M.D. on their own behalf and on behalf of Coastal Physician Group, Inc. v. Jacque Jenning Sokolov, Joseph G. Piemont, Stephen D. Corman and Coastal Physician Group, Inc. The report also disclosed that the Company, Dr. Scott and Dr. Walls entered into a Dismissal Agreement as of January 21, 1997, with respect to the lawsuit mentioned above. Under the Dismissal Agreement, Dr. Scott and Dr. Walls, as plaintiffs, agreed to file a dismissal without prejudice of all remaining claims asserted by them in the litigation, and the Company agreed to file a dismissal without prejudice of all claims asserted by the Company against Dr. Scott in the litigation. In addition, under the Dismissal Agreement, the Company agreed to reimburse Dr. Scott and Dr. Walls for legal fees and expenses incurred by them in the litigation. The Company, Dr. Scott and Dr. Walls, with the approval of the court, agreed that reimbursement would be made by issuing shares of Series A Convertible Preferred Stock to Dr. Scott and Dr. Walls in satisfaction of the Company's obligation.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COASTAL PHYSICIAN GROUP, INC.
                              (Registrant)



Date: June 13, 1997             By: /S/W. RANDALL DICKERSON
                                 W. Randall Dickerson
                                   Executive Vice President
                                    and Chief Financial
                                    Officer




Date: June 13, 1997             By: /S/MARY ANNE Z. WINGERT
                                 Mary Anne Z. Wingert
                                   Vice President, Corporate
                                    Controller and Chief
                                    Accounting Officer