Form 10-Q
period 1997-06-30
COASTAL PHYSICIAN GROUP INC
filed 1997-08-22
CIK 874787

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                          Form 10-Q

  {X}    Quarterly Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934

        For the quarterly period ended JUNE 30, 1997

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

                   {X} Yes          { } No

As of July 31, 1997 there were outstanding 24,412,334 shares of common stock, par value $.01 per share.

              COASTAL  PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December
           31, 1996 and June 30, 1997 (Unaudited)
        Unaudited Consolidated Statements of
           Operations
        Unaudited Consolidated Condensed
           Statements of Cash Flows
        Notes to Consolidated Financial Statements
           (Unaudited)
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES

                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)

                                          June 30,     December
                                            1997         31,
                                                         1996
                 Assets                   (unaudite
                                             d)
Current assets:
 Cash and cash equivalents                    16,913       10,239
 Marketable securities                         6,651        7,020
 Trade accounts receivable, net               32,580       87,410
 Accounts receivable, other                   15,011       11,187
 Refundable income taxes                         ---        2,498
 Prepaid expenses and other current           10,926       10,923
assets
      Total current assets                    82,081      129,277
Property and equipment, at cost, less
    accumulated depreciation                 15,324       19,041
Excess of cost over fair value of net
      assets acquired, net                   14,734       19,305
Other assets                                  13,605       14,218
      Total assets                           125,744      181,841

  Liabilities and Shareholders' Equity
               (Deficit)
Current liabilities:
 Current maturities and other short-term
      borrowings                              2,452       71,130
 Accounts payable                             36,436       46,307
  Deferred revenue                            50,224          ---
  Income taxes payable                         4,296        2,211
 Accrued physicians fees and medical          23,755       33,709
costs
 Accrued expenses                             18,592       20,182
     Total current liabilities              135,755      173,539
Long-term debt, excluding current              3,904        4,799
maturities
      Total liabilities                      139,659      178,338
Shareholders' equity (deficit):
  Preferred stock $.01 par value; shares
      authorized 10,000; issued and
 outstanding
      1,164 and 0, respectively
      Series A convertible preferred stock
      shares authorized 48; shares
 issued                                           1          ---
      and outstanding 46 and 0,
 respectively
      Series B convertible preferred stock
      shares authorized 33; shares
 issued                                         ---          ---
      and outstanding 33 and 0,
 respectively
      Series C convertible preferred stock
      shares authorized 1,200; shares
 issued                                          11          ---
      and outstanding 1,085 and 0,
 respectively
 Common stock $.01 par value; shares
authorized
      100,000; shares issued and                244          241
 outstanding
      24,412 and 24,126, respectively
 Additional paid-in capital                  158,063      144,070
Common stock warrants                         2,828          987
 Retained earnings (accumulated deficit)   (175,124)    (141,931)
 Unrealized appreciation of available-
     for-sale securities                         62          136
      Total shareholders' equity            (13,915)        3,503
(deficit)
     Total liabilities and shareholders'
      equity (deficit)                      125,744      181,841

  See accompanying notes to consolidated financial statements.


                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                                June 30,
                                           1997          1996

Operating revenue, net                       111,496       146,038

Costs and expenses:

 Physician and other provider services        88,277       114,127
 Medical support services                     10,813        23,094
 Selling, general and administrative          28,421        30,615
      Total costs and expenses               127,511       167,836

Operating loss                              (16,015)      (21,798)

Other income (expense):
 Interest expense                            (5,911)       (2,724)
 Interest income                                 136            77
 Other, net                                      163         (415)
      Total other expense                    (5,612)       (3,062)

Loss before income taxes                    (21,627)      (24,860)

Benefit for income taxes                         ---           ---

Net loss                                    (21,627)      (24,860)

Net loss per share                            (0.89)        (1.04)

Weighted average number of shares
 outstanding                                 24,385        23,839

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                            Six months ended
                                                June 30,
                                           1997          1996

Operating revenue, net                       236,210       298,772

Costs and expenses:

 Physician and other provider services       182,921       227,692
 Medical support services                     24,154        47,271
 Selling, general and administrative          53,450        55,388
      Total costs and expenses               260,525       330,351

Operating loss                              (24,315)      (31,579)

Other income (expense):
 Interest expense                            (9,754)       (4,955)
 Interest income                                 462           202
 Other, net                                      414         (258)
      Total other expense                    (8,878)       (5,011)

Loss before income taxes                    (33,193)      (36,590)

Benefit for income taxes                         ---           ---

Net loss                                    (33,193)      (36,590)

Net loss per share                            (1.37)        (1.54)

Weighted average number of shares
 outstanding                                 24,258        23,815

  See accompanying notes to consolidated financial statements.




                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                            Six months ended
                                                June 30,
                                           1997          1996

Net cash provided by (used in)
operating activities                         13,793      (27,417)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                                234         5,660
Sales (purchases) of property and
equipment, net                                 (37)         4,208
 Disposition of subsidiaries, net of
    cash disposed                             1,402          (82)
          Net cash provided by
          investing activities                1,599         9,786

Cash flows from financing activities:
 Repayments of long-term debt               (91,321)       (8,786)
 Borrowings on long-term debt                 22,101        30,704
Deferred revenue                             50,224           ---
Cash payments for debt issue costs              ---       (1,558)
  Proceeds from issuances of preferred        10,000           ---
stock
 Proceeds from issuances of common               278           579
stock
          Net cash provided by
          financing activities              (8,718)        20,939

                  Net increase in cash and cash
equivalents                                   6,674         3,308

Cash and cash equivalents at beginning
    of period                                10,239         8,147
Cash and cash equivalents at end of
    period                                   16,913        11,455


Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
    the period for:
             Interest                          4,631         4,586
             Income taxes                    (4,581)      (12,993)



  See accompanying notes to consolidated financial statements.





                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

(1)  Basis Of Presentation

The accompanying consolidated financial statements of Coastal Physician Group, Inc. and its subsidiaries (the "Company" or "Coastal") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.


(2)  Debt Refinancing

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

Also on June 6, 1997, pursuant to a separate loan and security agreement, an affiliate of NCFE agreed to provide the Company with a revolving line of credit of up to $15 million.

On June 10, 1997, the Company used proceeds of approximately $82 million from sales of its existing receivables and rights to future receivables to repay outstanding balances under its previous credit facilities which terminated on that date. All collateral held by the lenders under those facilities was released. The existing receivables and rights to future receivables sold were purchased at their current book value, and therefore no gain or loss was recorded on the sale. A gain or loss may be recognized in future periods, depending upon cash collections. The cash received for the rights to future receivables is recorded as deferred revenue in the accompanying consolidated balance sheets.

                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


(3)  Capital

On June 9, 1997, in connection with the refinancing of the Company's bank indebtedness, Dr. Steven M. Scott, Coastal's Chief Executive Officer, a director, and largest shareholder, invested $10 million in cash in the Company and received 1,000,000 shares of Series C Convertible Preferred Stock. In addition, Dr. Scott received 84,983 shares of Series C Convertible Preferred Stock and 240,000 shares of Common Stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million. The Series C Convertible Preferred Stock is convertible into 10,849,830 shares of Common Stock, subject to approval by the Company's common stockholders.


(4)  Goodwill Impairment

During the second quarter of 1997, the Company recognized an impairment loss (included in Selling, general and administrative expenses in the accompanying statements of operations) of $4,200,000 related to goodwill associated with certain long-lived assets of Better Health Plan, Inc. ("BHP"), a subsidiary which was subsequently sold on August 19, 1997.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the carrying amount of the long-lived assets and identifiable intangibles associated with assets specifically identified for sale was compared to the estimated fair value of the assets, less estimated costs to sell. Fair value was based on the estimated amount at which the assets could be sold in a current transaction based on management's evaluations and discussions with the Company's outside financial advisors. This reevaluation resulted in an impairment loss recognized in the second quarter of 1997 of $4,200,000 for BHP.

The $4,200,000 impairment loss is in addition to impairment losses totaling $13,562,000 recorded in 1996. The primary reason for the additional impairment loss recorded in the second quarter of 1997 is the continued decline in the estimated amount at which the assets could be sold.

                COASTAL PHYSICIAN GROUP, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (UNAUDITED)


(5)  Sale of Better Health Plan, Inc.

On August 19, 1997, the Company sold certain assets of Better Health Plan, Inc. to the New York State Catholic Health Plan, Inc. for approximately $7,750,000 in cash. Due to the $4,200,000 goodwill impairment adjustment recorded in the second quarter of 1997, (see Note 4 above) the gain or loss on this transaction is expected to be minimal.

(6)  Reclassifications

Certain reclassifications have been made to the unaudited consolidated statements of operations for the three months ended June 30, 1996 and the six months ended June 30, 1996 to conform to the 1997 presentation for the same periods. Such reclassifications had no impact on the net loss for the periods presented.


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

RESULTS OF OPERATIONS

Second  Quarter Ended June 30, 1997 Compared to  the  Second
Quarter Ended June 30, 1996.

Net operating revenue ("operating revenue") decreased 23.7% for the second quarter of 1997 to $111,496,000 from $146,038,000 in the second quarter of 1996. The decrease in operating revenue due to dispositions completed since the first quarter of 1996 for which prior periods' results were not restated was approximately $13,634,000 or 9.4%. This decrease was primarily due to the sale of certain assets of Physicians Planning Group, Inc. ("PPG") and the Common Stock of Healthcare Automation, Inc. ("HCA") effective September 30, 1996, the sale of MedCost, Inc. ("MedCost") effective November 22, 1996 as well as the sale of the HealthNet Medical Group division of Physicians Planning Group, Inc. ("HealthNet") effective November 30, 1996. Operating revenue not related to disposed entities decreased approximately $20,908,000 or 14.3%. Contract attrition and less new business development throughout 1996 and the first half of 1997 in the Company's hospital-based contract management division were significant factors that reduced operating revenue in the second quarter of 1997 as compared to the second quarter of 1996 when disposition-related revenues are excluded. These declines in operating revenue were partially offset by increased operating revenue associated with the growth in the number of enrollees in each of the Company's health plans in New York, North Carolina and Florida. This decline in operating revenue is likely to continue during 1997 given the Company's strategy to divest certain non-core assets that the Company has identified.

Operating expenses decreased 24.0% to $127,511,000 in the second quarter of 1997 from $167,836,000 in the second quarter of 1996. The decrease in operating expenses due to dispositions completed since the first quarter of 1996 for which prior periods' results were not restated was approximately $12,125,000 or 7.2%. This decrease was primarily due to the sale of certain assets mentioned above. Operating expenses not related to disposed entities decreased approximately $28,200,000 or 16.8%. This change was a function of decreases due to contract attrition and lower new business development throughout 1996 and the first half of 1997 (as discussed above), offset by increased expenses associated with the growth in the number of enrollees in each of the Company's health plans in New York, North Carolina and Florida.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $16,015,000 for the second quarter of 1997, compared to an operating loss of $21,798,000 for the second quarter of 1996. In addition to the factors noted above, contributing to the operating loss was the increase in physician compensation expense as a percentage of net revenues in the Company's hospital-based contract management division.

The Company experienced a slight improvement in operating margins during the second quarter of 1997 compared to the second quarter of 1996. The operating margin for the three months ended June 30, 1997 was negative 14.4% versus a negative 14.9% for the same period in the prior year. These operating margins are expected to improve to the extent the Company achieves the objectives of its comprehensive strategic and financial plan.

Other expenses increased $2,550,000 for the second quarter of 1997 to $5,612,000 from $3,062,000 in the second quarter of 1996. The increase is primarily due to additional amortization expense related to debt issuance costs.

There was no provision for income taxes recorded for the first quarter of 1997 or 1996. The Company expects to record no tax expense or benefit, other than as a result of future asset dispositions, until the Company returns to profitability in the future.

Overall, the Company incurred a net loss of $21,627,000 in the second quarter of 1997 as compared to a net loss of $24,860,000 in the second quarter of 1996 for the reasons discussed above.

Weighted average shares outstanding increased 2.3% from 23,839,000 shares in the second quarter of 1996 to
24,385,000 shares in the second quarter of 1997, primarily as a result of shares issued to Dr. Scott in satisfaction of the Company's obligation to reimburse him for certain rental obligations and proxy solicitation expenses, as well as shares issued in connection with Company's employee stock purchase plan.


Six  Months  Ended June 30, 1997 Compared to the Six  Months
Ended June 30, 1996.

Operating revenue decreased 20.9% for the six months ended June 30, 1997 to $236,210,000 from $298,772,000 for the six months ended June 30, 1996. The decrease in operating revenue due to dispositions completed in 1996 for which prior periods' results were not restated was approximately $28,024,000 or 9.4%. This decrease was primarily due to the sale of certain assets of PPG and the Common Stock of HCA effective September 30, 1996, the sale of MedCost effective November 22, 1996 as well as the sale of HealthNet effective November 30, 1996. Operating revenue not related to disposed entities decreased approximately $34,538,000 or 11.5%. Contract attrition and less new business development throughout 1996 and the first half of 1997 in the Company's hospital-based contract management division were significant factors that reduced operating revenue in the first six months of 1997 as compared to the first six months of 1996 when disposition-related revenues are excluded. These declines in operating revenue were partially offset by increased operating revenue associated with the growth in the number of enrollees in each of the Company's health plans in New York, North Carolina and Florida. This net decline in operating revenue is likely to continue during the balance of 1997 due to the Company's strategy to divest certain non-core assets.

Operating expenses decreased 21.1% to $260,525,000 for the six months ended June 30, 1997 from $330,351,000 for the six months ended June 30, 1996. The decrease in operating expenses due to dispositions completed since the first quarter of 1996 for which prior periods' results were not restated was approximately $25,370,000 or 7.7%. This decrease was primarily due to the sale of certain assets mentioned above. Operating expenses not related to disposed entities decreased approximately $44,456,000 or 13.4%. This change was a function of decreases due to contract attrition and lower new business development throughout 1996 and the first half of 1997 (as discussed above), partially offset by increased expenses associated with the growth in the number of enrollees in each of the Company's health plans in New York, North Carolina and Florida.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $24,315,000 for the six months ended June 30, 1997, compared to an operating loss of $31,579,000 for the six months ended June 30, 1996. In addition to the factors noted above, contributing to the operating loss was the increase in physician compensation expense as a percentage of net revenues in the Company's hospital-based contract management division.

Other expenses increased $3,867,000 for the six months ended June 30, 1997 to $8,878,000 from $5,011,000 for the six months ended June 30, 1996. The increase is primarily due to additional amortization expense related to debt issuance costs.

There was no benefit for income taxes for the six months ended June 30, 1997 or for the six months ended June 30, 1996. The Company expects to record no tax expense or benefit, other than as a result of future asset dispositions, until the Company returns to profitability in the future.

Overall, for the reasons discussed above, the Company incurred a net loss of $33,193,000 for the six months ended
June 30, 1997 as compared to a net loss of $36,590,000 for the six months ended June 30, 1996.

Weighted average shares outstanding increased 1.9% from 23,815,000 shares for the six months ended June 30, 1996 to 24,258,000 shares for the six months ended June 30, 1997, primarily as a result of shares issued to Dr. Scott in satisfaction of the Company's obligation to reimburse him for certain rental obligations and proxy solicitation expenses, as well as shares issued in connection with Company's employee stock purchase plan.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1997 was $13,793,000 as compared to net cash used in operating activities of $27,417,000 for the six months ended June 30, 1996. The net cash provided by operating activities for the six months ended June 30, 1997 was primarily due to the sale of accounts receivable to various subsidiaries of National Century Financial Enterprises, Inc. ("NCFE") during the month of June, as explained below, partially offset by the net loss for the period.

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

On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with NCFE. The Sale Agreements provide for accounts receivable purchase commitments totaling $151 million for the purchase of the Company's healthcare receivables from third party payors that meet specified eligibility requirements. Certain Sale Agreements create facilities for the purchase of up to $36 million of receivables and terminate on July 1, 1998. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. After taking into account required reserves and administrative fees, the maximum amount of funding available under the Sale Agreements at any one time is approximately $125 million. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.97% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables.

Also on June 6, 1997, pursuant to a separate loan and security agreement, an affiliate of NCFE agreed to provide the Company with a revolving line of credit of up to $15 million. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The availability under the line of credit declines based on the Company's receipt of net proceeds in excess of $10 million from the sale of specified assets, and the line of credit expires June 15, 1998. The line of credit is secured by substantially all of the assets of Coastal Physician Group, Inc., including pledges of the Common Stock of each of its subsidiaries.

On June 10, 1997, the Company used proceeds of approximately $82 million from sales of its existing receivables and rights to future receivables to repay outstanding balances under its previous credit facilities which terminated on that date. All collateral held by the lenders under those facilities was released. After repayment, the Company had access to approximately $40 million of cash from potential additional sales of its existing receivables and rights to future receivables and borrowing availability under the line of credit. The Company continues to generate and sell its receivables to NCFE for working capital purposes.

On June 9, 1997, in connection with the refinancing of the Company's bank indebtedness, Dr. Steven M. Scott, Coastal's Chief Executive Officer, a director, and largest shareholder, invested $10 million in cash in the Company and received 1,000,000 shares of Series C Convertible Preferred Stock. In addition, Dr. Scott received 84,983 shares of Series C Convertible Preferred Stock and 240,000 shares of Common Stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million. The Series C Convertible Preferred Stock is convertible into 10,849,830 shares of Common Stock, subject to approval by the Company's common stockholders. Such conversion is being voted upon by the Company's stockholders at the 1997 Annual Meeting of Stockholders scheduled to be held on August 29, 1997.

The Company's strategic business plan provides for ongoing reviews of the non-core businesses, improving the profitability of its core businesses, reducing contract attrition rates and cutting overhead costs. The Company has taken the following actions in accordance with that plan. As a result of the reviews of its business units, the Company completed the sale of Better Health Plan, Inc. in August 1997. Also, the Company successfully migrated its information technology hardware operations to a lower cost vendor and renegotiated its telecommunications contract providing additional savings throughout 1997 and future years.

Coastal Physician Services, Inc. (CPS) is implementing physician educational programs to increase billings through better documentation of procedures performed in emergency departments. Using its Corporate Compliance Program as a pattern, Healthcare Business Resources, Inc. is inservicing CPS' employees and independent contractor physicians on compliance with Medicare, Medicaid and CHAMPUS laws and regulations to ensure accurate billing for CPS' services. Also, a physician partnering program is being implemented which more closely ties revenue with physician compensation. These programs are expected to improve CPS' operating margins. CPS is devoting significant management resources to contract retention efforts and margin improvement on less profitable contracts. Management has also completed a reorganization of the corporate headquarters resulting in headcount reductions and lower consulting fees.

Although these actions are expected to have a positive effect on the Company's financial performance, there are no assurances that each of these actions will be successful and that improved financial results will be achieved without additional asset sales, revenue and margin improvements and cost reductions.

The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the additional cash received from the sale of stock discussed above, amounts available under the various agreements with NCFE discussed above, the sale of certain non-core assets, as well as a reduction in cash used in operations.


Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: receipt of sufficient proceeds from divested assets, and the timing of any divestitures; the level and timing of improvements in operating results and cash flow; the possibility of poor accounts receivable generation, collection and/or reimbursement experience; the possibility of increased medical expenses due to increased utilization; the possibility that the Company may not be able to improve operations or execute its divestiture strategy as planned; and other important factors disclosed from time to time in the Company's Form 10-K, Form 10-Q and other Securities and Exchange Commission filings.



PART II - OTHER INFORMATION

Item 2. - Changes in Securities

On June 9, 1997, in connection with the refinancing of the Company's bank indebtedness, Dr. Scott invested $10 million in cash in the Company and received 1,000,000 shares of Series C Convertible Preferred Stock. In addition, Dr.
Scott received 84,983 shares of Series C Convertible Preferred Stock and 240,000 shares of Common Stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million. The Series C
Convertible Preferred Stock is convertible into 10,849,830 shares of Common Stock, subject to approval by the Company's common stockholders. Such conversion is being voted upon by the Company's stockholders at the 1997 Annual Meeting of Stockholders scheduled to be held on August 29, 1997.


These  transactions were not registered under the Securities
Act pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering.


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

One report on Form 8-K was filed during the quarter for which this report is filed:

1. On June 25, 1997, the Company filed a report on Form 8-K, filing under Items 1 and 2 thereof. Under Item 1, the report disclosed that on June 9, 1997, to facilitate the closing of the refinancing transaction (described below), Dr. Scott invested $10 million of his personal funds in the Company and received 1,000,000 shares of the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Shares"). On the same day, Dr. Scott received an additional 84,983 Series C Shares and 240,000 shares of Common Stock from the Company in satisfaction of obligations owed to him for assuming certain rental and related obligations totaling $1,089,831.07 owed to certain entities, some of which are affiliated with Dr. Scott. Through the issuance of 240,000 shares of Common Stock and 1,084,983 Series C Shares by the Company to Dr. Scott on June 9, 1997, Dr. Scott may be deemed to be the beneficial owner of 18,417,653 shares, or 52.3% of the Company's Common Stock. Accordingly, the Company believes that Dr. Scott controls the Company.

Under Item 2, the report disclosed that on June 6, 1997, the Company, in order to refinance its existing bank indebtedness and provide the Company with additional working capital, entered into a series of receivables sales and other financing agreements with subsidiaries of National Century Financial Enterprises, Inc. ("NCFE") providing for commitments to purchase accounts receivable of certain subsidiaries of the Company (the "A/R Facilities") and a revolving line of credit of up to $15 million (the "Line of Credit"). On June 10, 1997, the Company used approximately $82 million of funding from the sale of receivables to satisfy in full the Company's outstanding indebtedness under its credit facilities with its previous lenders.


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COASTAL PHYSICIAN GROUP, INC.
                              (Registrant)



Date: August 21, 1997          By: /S/STEVEN M. SCOTT, M.D.
                                 Steven M. Scott, M.D.
                                   President and Chief
                                    Executive Officer





Date: August 21, 1997          By: /S/W. RANDALL DICKERSON
                                 W. Randall Dickerson
                                   Executive Vice President
                                    and Chief Financial
                                    Officer