Form 10-Q
period 1997-09-30
COASTAL PHYSICIAN GROUP INC
filed 1997-11-21
CIK 874787

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                          Form 10-Q

  {X}    Quarterly Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 1997

                             OR

   { }    Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

     For the transition period from           to________


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

                   {X} Yes          { } No

  As of October 31, 1997 there were outstanding 36,119,073
      shares of common stock, par value $.01 per share.
              COASTAL  PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December
           31, 1996 and September 30, 1997 (Unaudited)
        Unaudited Consolidated Statements of
           Operations
        Unaudited Consolidated Condensed
           Statements of Cash Flows
        Notes to Consolidated Financial Statements
           (Unaudited)
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II - OTHER INFORMATION
Item 4.  Matters Voted Upon by Shareholders
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)

                                          September     December
                                             30,           31,
                                             1997         1996
                 Assets                   (unaudited
                                              )
Current assets:
 Cash and cash equivalents                      5,717        10,239
 Marketable securities                          7,723         7,020
 Trade accounts receivable, net                33,916        87,410
 Accounts receivable, other                    14,302        11,187
 Refundable income taxes                          ---         2,498
 Prepaid expenses and other current            11,783        10,923
assets
  Total current assets                         73,441       129,277
Property and equipment, at cost, less
    accumulated depreciation                  12,236        19,041
Excess of cost over fair value of net
  assets acquired, net                         8,408        19,305
Other assets                                   11,716        14,218
  Total assets                                105,801       181,841

  Liabilities and Shareholders' Equity
               (Deficit)
Current liabilities:
 Current maturities and other short-term
  borrowings                                   2,481        71,130
 Accounts payable                              31,049        46,307
  Deferred revenue                             53,379           ---
  Income taxes payable                          2,716         2,211
 Accrued physicians fees and medical           24,253        33,709
costs
 Accrued expenses                              18,141        20,182
     Total current liabilities               132,019       173,539
Long-term debt, excluding current               3,215         4,799
maturities
  Total liabilities                           135,234       178,338
Shareholders' equity (deficit):
  Preferred stock $.01 par value; shares
      authorized 10,000; issued and
 outstanding
      1,164 and 0, respectively
      Series A convertible preferred stock
      shares authorized 48; shares
 issued                                            1           ---
      and outstanding 46 and 0,
 respectively
      Series B convertible preferred stock
      shares authorized 33; shares
 issued                                          ---           ---
      and outstanding 33 and 0,
 respectively
      Series C convertible preferred stock
      shares authorized 1,200; shares
 issued                                           11           ---
      and outstanding 1,085 and 0,
 respectively
 Common stock $.01 par value; shares
authorized
  100,000; shares issued and                     244           241
 outstanding
      24,433 and 24,126, respectively
 Additional paid-in capital                   158,095       144,070
Common stock warrants                          2,828           987
 Retained earnings (accumulated deficit)    (190,693)     (141,931)
 Unrealized appreciation of available-
     for-sale securities                          81           136
  Total shareholders' equity (deficit)       (29,433)         3,503
     Total liabilities and shareholders'
      equity (deficit)                       105,801       181,841

  See accompanying notes to consolidated financial statements.


                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                              September 30,
                                           1997          1996

Operating revenue, net                        99,595       137,805

Costs and expenses:

 Physician and other provider services        84,903       109,557
 Medical support services                      8,894        22,615
 Selling, general and administrative          18,694        52,958
  Total costs and expenses                   112,491       185,130

Operating loss                              (12,896)      (47,325)

Other income (expense):
 Interest expense                              (119)       (4,133)
 Program costs                               (3,416)           ---
 Interest income                                  83           173
 Other, net                                    (621)        13,993
  Total other expense                        (4,073)        10,033

Loss before income taxes                    (16,969)      (37,292)


Provision (benefit) for income taxes         (1,400)         1,163

Net loss                                    (15,569)      (38,455)

Net loss per share                             (.64)        (1.61)

Weighted average number of shares
 outstanding                                 24,415        23,862

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                            Nine months ended
                                              September 30,
                                           1997          1996

Operating revenue, net                       335,805       436,577

Costs and expenses:

 Physician and other provider services       267,824       337,249
 Medical support services                     33,048        69,886
 Selling, general and administrative          72,144       108,346
  Total costs and expenses                   373,016       515,481

Operating loss                              (37,211)      (78,904)

Other income (expense):
 Interest expense                            (9,159)       (9,088)
 Program costs                               (4,130)           ---
 Interest income                                 545           376
 Other, net                                    (207)        13,735
  Total other income(expense)               (12,951)         5,023

Loss before income taxes                    (50,162)      (73,881)

Provision (benefit) for income taxes         (1,400)         1,163

Net loss                                    (48,762)      (75,044)

Net loss per share                            (2.01)        (3.15)

Weighted average number of shares             24,311        23,832
 outstanding

  See accompanying notes to consolidated financial statements.




                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                            Nine months ended
                                              September 30,
                                           1997          1996

Net cash provided by (used in)
operating activities                        (2,862)      (25,295)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                              (816)         4,795
Sales (purchases) of property and
equipment, net                                  456         4,147
 Disposition of subsidiaries, net of
    cash disposed                             4,890        17,593
          Net cash provided by
          investing activities                4,530        26,535

Cash flows from financing activities:
 Repayments of long-term debt               (92,086)      (41,673)
 Borrowings on long-term debt                 22,206        45,819
Deferred revenue                             53,379           ---
Cash payments for debt issue costs              ---       (3,048)
  Proceeds from issuances of preferred        10,000           ---
stock
 Proceeds from issuances of common               311           720
stock
          Net cash provided by(used
in)                                         (6,190)         1,818
          financing activities

                  Net increase (decreases)in
cash and cash equivalents                   (4,522)         3,058

Cash and cash equivalents at beginning
    of period                                10,239         8,147
Cash and cash equivalents at end of
    period                                    5,717        11,205


Supplemental disclosures of cash flow
  information:
      Cash payments (refunds) during
      the period for:
             Interest                          9,174         7,131
             Income taxes                    (4,401)      (14,665)



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

(2)  Capital

On August 29, 1997 the shareholders voted to approve the issuance of Common Stock of the Company upon the conversion of the Series A Convertible Preferred Stock, par value $.01 per share, the conversion of the Series B Convertible Preferred Stock, par value $.01 per share and the conversion of the Series C Convertible Preferred Stock, par value $.01 per share. On October 23, 1997, Dr. Steven M. Scott, Coastal's Chief Executive Officer, a director, and largest shareholder, converted the 46,033 shares of the Company's Series A Convertible Preferred Stock into 460,330 shares of the Company's Common Stock, the 32,739 shares of the Company's Series B Convertible Preferred Stock into 327,390 shares of the Company's Common Stock and the 1,084,983 shares of the Company's Series C Convertible Preferred Stock into 10,849,830 shares of the Company's Common Stock.






                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

(3) Debt Refinancing

On June 6, 1997, the Company entered into a series of sale and subservicing agreements ("Sale Agreements") with various subsidiaries of National Century Financial Enterprises, Inc. ("NCFE"). The existing accounts receivables and rights to future receivables sold were purchased at their current book value, and therefore no gain or loss was recorded on the sale. A gain or loss may be recognized in future periods, depending upon cash collections. The cash received for the rights to future receivables is recorded as deferred revenue in the accompanying consolidated balance sheets.

(4)  Sale of Better Health Plan, Inc.

On August 19, 1997, the Company sold certain assets of Better Health Plan, Inc., to the New York State Catholic Health Plan, Inc. for approximately $7,750,000 in cash and short-term notes. Due to the $4,200,000 goodwill impairment adjustment recorded in the second quarter of 1997, the loss on this transaction was minimal. This loss in included in Other income and expense.

(5)   Tax provision and benefit

In September 1997, the Company analyzed the need to maintain an accrual for certain federal income tax items and determined that given the continuing operating loss, and the Net Operating Loss carryforward available that $1,400,000 of the prior provision should be reversed. The Company has shown the effect of this as a benefit for income taxes.

(6)  Subsequent Events

The Company and certain of its current and former officers and directors are defendants in a purported shareholder class action alleging common law fraud and deceit and negligent misrepresentation. The suit seeks unspecified compensatory and punitive damages and costs. On August 21, 1997, Order was entered denying plaintiff's request to have the action declared a class action, and plaintiff has stated
                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


his intention to appeal that Order. The Company intends to vigorously defend its position, and at this stage of the litigation exposure to the Company cannot be determined.

On October 30, 1997, a person believed to be a relative of the plaintiff in the preceding case filed a purported shareholder class action against the Company and certain of its current and former officers and directors alleging violations of 10(b) and 20(s) of the Securities Exchange Act of 1934 and Rule 10b-5 and negligent misrepresentations concerning the Company's operations and prospects. The Company intends to vigorously defend its position, and at this stage of the litigation exposure to the Company cannot be determined.

In November 1997, the Company received similar letters from Medicare Part B carriers requesting specific information on the Company's compliance with the Health Care Financing Administration ("HCFA") requirement regarding the Medicare reassignment. Since February 1997, the Company has been working with HCFA's Central office and Region 4 office to reach an agreement on the issues raised by the Medicare Part B carriers. While the Company believes that it can favorably resolve the issues raised by the Medicare Part B carriers there can be no assurance that Medicare payments to the Company will not be delayed as a result of these inquiries.

In November 1997, the Company's subsidiary, Coastal Physician Services, Inc., ("CPS") was notified that auditors from the Regional Office of the Inspector General ("OIG") Health and Human Services would be conducting a review of CPS's business, including a sampling and Medicare carrier review of medical coding and billing done on behalf of CPS. While the Company does not currently know the precise scope and nature of the OIG's review, CPS has from time to time been subject to Medicare Carrier Part B audits and the Company believes that the OIG's current review is generally in the nature of and similar to past Medicare Carrier audits.

                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


(5)  Reclassifications

Certain reclassifications have been made to the unaudited consolidated statements of operations for the three months ended September 30, 1996 and the nine months ended September 30, l996 to conform to the 1997 presentation for the same periods. Such reclassifications had no impact on the net loss for the periods presented.
                COASTAL PHYSICIAN GROUP, INC.
           Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations


INTRODUCTION

The following discussion provides an assessment of the Company's results of operations, liquidity and capital resources, and trends and uncertainties and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this document, and the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 1997 Compared to the Third
Quarter Ended September 30, 1996.

Net operating revenue ("operating revenue") decreased by $38,210,000 for the third quarter of 1997 to $99,595,000 from $137,805,000 in the third quarter of 1996. The decrease in operating revenue due to dispositions completed since the first quarter of 1996 for which prior period results were not restated was approximately $21,335,000, or 55.8%, of the total decline. This decrease was primarily due to the sale of certain assets of Physicians Planning Group, Inc. ("PPG") and the common stock of Healthcare Automation, Inc. ("HCA") effective September 30, 1996, the sale of MedCost, Inc. ("MedCost") effective November 22, 1996, the sale of the HealthNet Medical Group division of Physicians Planning Group, Inc. ("HealthNet") effective November 30, 1996 as well as the sale of the assets of Better Health Plan ("BHP"). Net operating revenue, excluding operating revenue associated with dispositions, decreased approximately $16,875,000, or 14.5%, from the prior period level. Contract attrition and less new business development throughout 1996 and the first nine months of 1997 in the Company's hospital-based contract management division were significant factors that reduced operating revenue in the third quarter of 1997 as compared to the third quarter of 1996 when disposition-related revenues are excluded. This decline in operating revenue was partially offset by increased operating revenue associated with the growth in the number of enrollees in each of the Company's health plans in North Carolina and Florida.

Operating expenses decreased by $72,639,000 for the third quarter of 1997 to $112,491,000 from $185,130,000 in the third quarter of 1996. The decrease in operating expenses due to dispositions completed since the first quarter of 1996 for which prior period results were not restated was approximately $31,387,000 or 43.2% of the total decline. This decrease was primarily due to the sale of certain assets mentioned above. Operating expenses, excluding expenses associated with dispositions, decreased approximately $41,252,000 or 26.8% from the prior period level. This change was a function of decreases due to contract attrition throughout 1996 and the first nine months of 1997 (as discussed above) and expense reduction programs implemented in 1997, partially offset by increased expenses associated with the growth in the number of enrollees in each of the Company's health plans in North Carolina and Florida.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $12,896,000 for the third quarter of 1997, compared to an operating loss of $47,325,000 for the third quarter of 1996. After giving effect to disposed operations, operating losses were
$12,896,000 for the third quarter of 1997 compared to $37,270,000 for the third quarter of 1996.

The Company experienced an improvement in operating margins during the third quarter of 1997 compared to the third quarter of 1996. The operating margin for the three months ended September 30, 1997 was negative 12.9% versus a negative 34.3% for the same period in the prior year. This improvement is primarily attributable to the termination of low or negative margin contracts at the Company's hospital-based contract management division, as well as expense reductions programs implemented in 1997.

Other income and expense was a net expense of $4,073,000 for the third quarter of 1997 versus income of $10,033,000 for the third quarter of 1996. This is attributable to gains on assets sold in the third quarter of 1996. Excluding these gains, other expenses decreased primarily due to declines in interest expenses offset by an increase in Program Costs as a result of changes in methods of financing, as discussed below.

There was a benefit for income taxes recorded in the third quarter of 1997 in the amount of $1,400,000 compared to a provision of $1,163,000 recorded for the same period in 1996. The benefit is the result of a reduction in the accrued federal income taxes as discussed in Note (5) to the financial statements. The Company expects to record no additional tax expense or benefit, other than as a result of future asset dispositions, until such time as the Company returns to profitability.

Overall, the Company incurred a net loss of $15,569,000 in the third quarter of 1997 as compared to a net loss of $38,455,000 in the third quarter of 1996 for the reasons discussed above.

Weighted average shares outstanding increased 2.3% from 23,862,000 shares in the third quarter of 1996 to 24,415,000 shares in the third quarter of 1997, primarily as a result of shares issued to Dr. Scott in satisfaction of the Company's obligation to reimburse him for certain rental obligations and proxy solicitation expenses, as well as shares issued in connection with the Company's employee stock purchase plan.


Nine  Months Ended September 30, 1997 Compared to  the  Nine
Months Ended September 30, 1996.

Operating revenue decreased $100,772,000 for the nine months ended September 30, 1997 to $335,805,000 from $436,577,000 for the nine months ended September 30, 1996. The decrease in operating revenue due to dispositions completed in 1996 for which prior period results were not restated was approximately $46,209,000, or 45.9%, of the total decline. This decrease was primarily due to the sale of certain assets of PPG and the common stock of HCA effective September 30, 1996, the sale of MedCost effective November 22, 1996, the sale of HealthNet effective November 30, 1996 as well as the sale of the assets of Better Health Plan ("BHP") effective August 19, 1997. Operating revenue, excluding operating revenue associated with dispositions, decreased approximately $54,563,000, or 14.0%, from the prior period level. Contract attrition and less new business development throughout 1996 and the first nine months of 1997 in the Company's hospital-based contract management division were significant factors that reduced operating revenue in the first nine months of 1997 as compared to the first nine months of 1996 when disposition-related revenues are excluded. These declines in operating revenue were partially offset by increased operating revenue associated with the growth in the number of enrollees in each of the Company's health plans in North Carolina and Florida. This net decline in operating revenue is likely to continue during the balance of 1997 due to the Company's strategy to divest certain non-core assets.

Operating expenses decreased by $142,465,000 for the nine months ended September 30, 1997 from $373,016,000 from $515,481,000 for the nine months ended September 30, 1996. The decrease in operating revenue due to dispositions completed since the first quarter of 1996 for which prior period results were not restated was approximately $50,541,000 or 35.5% of the total decline. This decrease was primarily due to the sale of certain assets mentioned above. Operating expenses, excluding expenses associated with dispositions, decreased approximately $91,924,000, or 19.8%, from the prior period level. This change was a function of decreases due to contract attrition and lower new business development throughout 1996 and the first half of 1997 (as discussed above) and expense reduction programs implemented in 1997, partially offset by increased expenses associated with the growth in the number of enrollees in each of the Company's health plans in North Carolina and Florida.

The Company experienced an improvement in operating margins during the nine months ended September 1997, compared to the same period of 1996. The operating margin for the nine months ended September 30, 1997 was negative 11.0% versus a negative 18.0% for the same period in the prior year. This improvement is primarily attributable to the termination of low or negative margin contracts at the Company's hospital-based contract management division, as well as expense reduction programs implemented in 1997.


Other income and expense was a net expense of $12,951,000 for the nine months ended September 30, 1997 versus other income of $5,023,000 for the nine months ended September 30, 1996. This is attributable to gains on assets sold in 1996. Excluding these gains, other expenses increased primarily due to increased interest expenses as a result of financing costs incurred in 1997, prior to repayment of the outstanding bank credit facilities.

There was a benefit for income taxes for the nine months ended September 30, 1997 in the amount of $1,400,000 compared to a provision for income taxes of $1,163,000 for the nine months ended September 30, 1996. The benefit is the result of a reduction in the accrued federal income taxes as discussed in Note (4) to the financial statements. The Company expects to record no additional tax expense or benefit, other than as a result of future asset dispositions, until the Company returns to profitability.

The Company incurred a net loss of $48,762,000 for the nine months ended September 30, 1997 as compared to a net loss of $75,044,000 for the nine months ended September 30, 1996.

Weighted average shares outstanding increased 2.0% from 23,832,000 shares for the nine months ended September 30, 1996 to 24,311,000 shares for the nine months ended September 30, 1997, primarily as a result of shares issued to Dr. Scott in satisfaction of the Company's obligation to reimburse him for certain rental obligations and proxy solicitation expenses, as well as shares issued in connection with Company's employee stock purchase plan.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1997 was $2,862,000 as compared to net cash used in operating activities of $25,295,000 for the nine months ended September 30, 1996. Net cash provided for operating activities for the nine months ended September 30, 1997 was primarily due to the sale of accounts receivable to various subsidiaries of National Century Financial Enterprises, Inc. during the period, explained below, offset by the net loss for the period.

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

On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with NCFE. The Sale Agreements provide for accounts receivable purchase commitments totaling $151 million for the purchase of the Company's healthcare receivables from third party payors that meet specified eligibility requirements. Certain Sale Agreements create facilities for the purchase of up to $36 million of receivables and terminate on July 1, 1998. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. After taking into account required reserves and administrative fees, the maximum amount of funding available under the Sale Agreements at any one time is approximately $125 million. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.94% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables.

Also on June 6, 1997, pursuant to a separate loan and security agreement, an affiliate of NCFE agreed to provide the Company with a revolving line of credit of up to $15 million. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The availability under the line of credit declines, at the option of the lender, based on the Company's receipt of net proceeds in excess of $10 million from the sale of specified assets, and the line of credit expires June 15, 1998. The line of credit is secured by substantially all of the assets of Coastal Physician Group, Inc., including pledges of the Common Stock of each of its subsidiaries, including the HMO's where permitted by law.

The Sale and Subservicing Agreements, and the line of credit requires that the Company's shareholder equity not be less than a negative $30,000,000. The Company's shareholder equity as of September 30, 1997 was a negative $29,433,000. The Company continues to strive to become profitable, however additional losses could result in a violation of this covenant. Accordingly, the Company is exploring a number of alternatives that are available to it, including, but not limited to, the sale of additional assets, additional equity infusions and seeking a modification to the agreements. There can be no assurances that the Company will be successful in these efforts.

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

On August 19, 1997, the Company sold certain assets of Better Health Plan, Inc. to the New York Catholic Health Plan, Inc. for approximately $7,750,000 in cash and short-term notes. Due to the $4,200,000 goodwill impairment adjustment recorded in the second quarter of 1997, the loss on this transaction was minimal.

On August 29, 1997 the shareholders voted to approve the issuance of Common Stock of the Company upon the conversion of the Series A Convertible Preferred Stock, par value $.01 per share, the conversion of the Series B Convertible Preferred Stock, par value $.01 per share and the conversion of the Series C Convertible Preferred Stock, par value $.01 per share. On October 23, 1997 Dr. Steven M. Scott Coastal's Chief Executive Officer, a director, and largest shareholder, converted the 46,033 shares of the Company's Series A Convertible Preferred Stock into 460,330 shares of the Company's Common Stock, the 32,739 shares of the Company's Series B Convertible Preferred Stock into 327,390 shares of the Company's Common Stock and the 1,084,983 shares of the Company's Series C Convertible Preferred Stock into 10,849,830 shares of the Company's Common Stock.

The Company's strategic business plan provides for ongoing reviews of the non-core businesses, improving the profitability of its core businesses, reducing contract attrition rates and cutting overhead costs. As a result of the reviews of its business units, the Company sold the assets of Better Health Plan, Inc. in August 1997.

CPS is implementing physician educational programs to increase revenues through better documentation of procedures performed in emergency departments. Using its Corporate Compliance Program as a pattern, Healthcare Business Resources, Inc. is educating CPS' employees and independent contractor physicians on compliance with Medicare, Medicaid and CHAMPUS laws and regulations to ensure accurate billing for CPS' services. Also, a "Physician Partnering Program" is being implemented which more closely ties revenue with physician compensation. These programs are expected to improve CPS' operating margins. CPS is devoting significant management resources to contract retention efforts and margin improvement on less profitable contracts. Management has also completed a reorganization of the corporate headquarters resulting in headcount reductions and lower consulting fees.

Although these actions are expected to have a positive effect on the Company's financial performance, there can be no assurances that each of these actions will be successful and that improved financial results will be achieved without additional asset sales, revenue and margin improvements and cost reductions.

The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from amounts available under the various agreements with NCFE discussed above and the sale of certain non-core assets, as well as a reduction in cash used in operations.


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



PART II - OTHER INFORMATION


Item 4. - Matters Voted Upon By Shareholders

The Annual Meeting of Shareholders of the Company was held on August 29, 1997. At such meeting the following members were elected to the Board of Directors.

                                   Number of Shares Voted
                                  For             Withhold

Edward L. Suggs, Jr.              30,372,226      3,264,151
Charles E. Potter                 30,277,328      3,359,049
Deborah L. Redd                   30,288,456      3,347,921

The following director's terms of office continued after the meeting:

Jacque J. Sokolov, M.D.         John P. Mahoney, M.D.
Steven M. Scott, M.D.           Eugene F. Dauchert, Jr.
Bertram E. Walls, M.D.               Mitchell W. Berger


The vote taken on the proposal to approve the issuance of Common Stock upon conversion of Series B Convertible Stock was as follows:

      For 13,587,049   Against 3,754,382   Abstain 165,720

The vote taken on the proposal to approve the issuance of Common Stock upon conversion of Series A Preferred Stock was as follows:

      For 13,591,899   Against 3,754,332   Abstain 160,920

The vote taken on the proposal to approve the issuance of Common Stock upon conversion of Series C Preferred Stock was as follows:

      For 13,587,400   Against 3,751,389   Abstain 168,36l

The vote taken on the proposal to approve the appointment of
KPMG   Peat  Marwick,  LLP,  as  the  Company's  independent
certified public accountants for the Corporation for the fiscal year ending December 31, 1997 was as follows:

      For 33,423,559   Against 100,630   Abstain 112,188


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

BHP Asset Purchase  Agreement, incorporated by reference  to the Form 8-K filed on September 9, 1997.

(b) Reports on Form 8-K

Form 8-K was filed on September 9, 1997 in connection with the sale of Better Health Plan, Inc., the Company's wholly-owned New York-based Prepaid Health Services Plan, to The
New York State Catholic Health Plan, Inc. for $7,750,000 in cash and short-term notes.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COASTAL PHYSICIAN GROUP, INC.
                              (Registrant)



Date: November 21, 1997        By: /S/STEVEN M. SCOTT, M.D.
                                 Steven M. Scott, M.D.
                                   President and Chief
                                    Executive Officer





Date: November 21, 1997        By: /S/CHARLES F. KUONI, III
                                 Charles F. Kuoni, III
                                   Executive Vice President
                                    and Chief Financial
                                    Officer