Form 10-K
period 1997-12-31
COASTAL PHYSICIAN GROUP INC
filed 1998-06-08
CIK 874787

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ___________.

                        COMMISSION FILE NUMBER 001-13460


                          COASTAL PHYSICIAN GROUP, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         56-1379244
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



   2828 CROASDAILE DRIVE, DURHAM, NC                                    27705
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (919) 383-0355
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                                which registered
--------------------------------------------------------------------------------
Common stock, par value $0.01 per share                  New York Stock Exchange
Preferred Share Purchase Rights                          New York Stock Exchange


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

     The aggregate market value of voting stock held by non-affiliates of the registrant at March 31, 1998 was $9,930,900. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)

     The number of shares outstanding of the Registrant's common stock as of February 28, 1998 was 37,493,283.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Coastal Physician Group, Inc., together with its subsidiaries (the "Company", "Coastal" or the "Registrant"), is a provider of physician management services to physicians, hospitals, government agencies, managed care organizations, employers, and other health care organizations nationwide. The Company provides services in more than 400 settings to physicians, hospitals and governmental entities.

         Founded in 1977 to assist hospitals in staffing their emergency departments, the Company expanded in the years 1991 to 1995 to provide hospital-based physician contract services, as well as physician business management services such as practice management, billing and collection. In addition, the Company acquired two health maintenance organizations ("HMOs") and developed another HMO. In 1993 and 1994, the Company, through a series of acquisitions and expansion efforts, added fee-for-service and capitated clinic networks operating in New Jersey, Maryland, North Carolina, and Florida.

         Beginning in the fourth quarter of 1995 and continuing in 1996 and 1997, the Company divested certain of its health care operations, as detailed below. These divestitures, with the exception of the south Florida capitated primary care clinics which were divested in the fourth quarter of 1995, were made pursuant to the plan approved by the Board of Directors in July 1996 to focus on improving the Company's operations in the areas of physician contract services and physician business management services. The Company continues to evaluate the performance of all of its business operating units, and also to evaluate the possible sale of certain operations to increase shareholder value, reduce debt and provide capital to the Company.

         As of December 31, 1997, the Company's operations included providing physicians to staff hospital emergency departments, operating two HMOs, providing billing and collection services for emergency room physicians and physician groups, as well as contract services to a number of government agencies. As more fully discussed below, the Company's North Carolina based HMO was sold during the first quarter of 1998.

PRINCIPAL SERVICES

         A discussion of the principal services provided by the Company, the methods by which it provides such services and the market for each service is set forth below.

PHYSICIAN CONTRACT SERVICES

         Under contracts principally with hospitals and government agencies, the Company identifies and recruits physicians as candidates for admission to a client's medical staff and coordinates the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics physician contract services, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service.

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

Emergency Department Services

         The Company contracts, in most cases, to provide all necessary physician coverage for hospital emergency departments on a 24-hour, 365-day per year basis. The Company believes that hospitals utilize physician management firms to help solve problems associated with the administration and management of hospital emergency departments such as recruitment, scheduling and retention of emergency department physicians, the relief of other hospital physicians from emergency department coverage, budgetary concerns, risk shifting, changing patient volumes and the historically extensive use of hospital emergency departments for routine primary care, particularly at night and on weekends. In addition to obtaining the services of independent contractor physicians to provide emergency department coverage, the Company also typically employs the physician whom the hospital selects as the medical director of the emergency department. The medical director works directly with the hospital medical staff and administration in such areas as quality assurance, risk management and departmental accreditation.

Government Services

         The Company provides physician contract services to the United States Army, Navy, Air Force and Coast Guard, the Department of Veterans Affairs, Indian Health Services and county and state agencies, including those responsible for correctional facilities. Governmental agencies contract with the Company to assist such agencies in fulfilling their obligations to provide health care for active-duty and retired military personnel and their dependents, veterans and correctional facility inmates. The Company presently has government services contracts for the operation, staffing and management of emergency, obstetric, gynecological and other primary care facilities, and assists in the implementation of quality assurance, quality control and risk management programs which complement medical treatment. Net revenue from government services contracts recognized in 1997 was $19,578,000. The dollar amount of all such contracts through the end of the contract terms, assuming all options are exercised by the government (which is within its sole discretion), was approximately $77,900,000 as of December 31, 1997.

PHYSICIAN BUSINESS MANAGEMENT SERVICES

         The Company provides a range of physician business management services, principally coding, billing and collection services, to support independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's physician contract services and are also marketed independently to unaffiliated providers. The Company provides these services to over 2,000 physicians in over 140 hospitals in 18 states. Net revenue related to the Company's Physician Business Management Services activities for the years ended December 31, 1997, 1996 and 1995 was $27,424,000, $41,317,000, and $50,975,000, respectively, representing 7% of the Company's net revenue in all three years.

         The Company codes, bills and collects for professional services with respect to over 3.1 million patient visits annually. Approximately half of the Company's billing and collection revenue is derived from providers with which the Company's Physician Contract Services group does not have a contract management relationship.

         The Company specializes in providing physician business management services to physicians in emergency medicine practices. The Company estimates that approximately 97% of its net billing and collection revenue for 1997 (including work for contract management clients and contracted health care professionals) was derived from emergency room billing and collections, as compared with 87% in 1996 and 70% in 1995. This change is primarily attributable to the Company's renewed focus on emergency room billing with less emphasis on billing for clinical settings.

PHYSICIAN CARE NETWORKS

         At the end of the fiscal year, the Company's Physician Care Networks group was comprised of the Company's two HMOs. The Company sold its North Carolina based HMO, Doctors Health Plan, Inc. in March 1998, as discussed in more detail below. In addition, the Company is evaluating operational changes to or a possible sale of its Florida based HMO, as more fully described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of
Operations, net revenue related to the Company's Physician Care Networks services for the years ended December 31, 1997, 1996 and 1995 was $185,209,000, $215,274,000, and $375,427,000, respectively, representing 43%, 39% and 46%, respectively, of the Company's net revenue for such years.

         In November 1994, the Company acquired Health Enterprises, Inc. and its wholly-owned subsidiary, HealthPlan Southeast, Inc. ("HPSE"), an independent practice association ("IPA") model HMO based in Tallahassee, Florida. As of December 31, 1997, HPSE held contracts with approximately 1,573 employer groups in north Florida and provided health care for approximately 76,000 individual members. HPSE's net revenue for the year ended December 31, 1997 was $97,336,000 representing 23% of the Company's net revenue.

         On August 9, 1997, the Company sold Better Health Plan, a Prepaid Health Services Plan located in New York for $7,750,000. Net revenue included in the year ended December 31, 1997 for Better Health Plan was $34,915,000, representing 8% of the Company's net revenue.

         Doctors Health Plan, Inc. ("DHP"), an IPA model HMO started by the Company, received its Certificate of Authority in September 1994 and began enrolling members in May 1995. DHP offered HMO services in all 100 North Carolina counties and five counties in South Carolina. As of December 31, 1997, DHP held contracts with approximately 400 employer groups in North Carolina serving approximately 32,000 members in small and large employer groups. On March 18, 1998, the Company sold DHP for a purchase price of approximately $6,000,000. Net revenue included in the year ended December 31, 1997 for DHP was $32,795,000, representing 8% of the Company's net revenue. See "Item 13. Certain Relationships and Related Transactions."

         In a series of transactions, the Company disposed of its remaining clinical operations during 1997. Effective May 31, 1997, the Company sold certain assets related to seven primary care clinics. Effective November 1, 1997, the Company sold Integrated Provider Networks, Inc., Practice Solutions, Inc., Sunlife OB-GYN Services of Broward County, Inc., Ft. Lauderdale Perinatal Associates, and Physician Access Center. Net revenue included in the year ended December 31, 1997 for these clinical operations was $18,595,000, representing 4% of the Company's net revenue. See "Item 13. Certain Relationships and Related Transactions."

         The Company has relatively limited experience with capitated fee arrangements, the assumption of insurance risks and the ownership of HMOs and other managed care organizations. Given this limited experience, combined with increasing pressures to restrain health care expenditures, increased competition and the inherent uncertainties in insuring health care risks, there can be no assurances that the capitation arrangements or insurance activities associated with the operation of HPSE, the Company's remaining HMO, will be profitable.

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

PHYSICIAN CONTRACTS

         In its Physician Contract Services businesses, the Company generally contracts with physicians and certain other health care professionals to provide services to fulfill the Company's contractual obligations to its clients. The Company regards its contracted health care professionals as independent contractors and, therefore, does not withhold income taxes or otherwise treat such professionals as employees. Professional fees from the Company to the physicians have historically been calculated on an hourly basis. Some physicians may receive, in addition to an hourly fee, certain incentive payments based on activity and performance. During the fourth quarter of 1997, the Company entered into new agreements with certain physicians that provide for the calculation of professional fees based on the number of Relative Value Units (RVUs), as defined by the Health Care Finance Administration, billed by the Company for the professional services rendered.

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

GOVERNMENT CONTRACTS

         Federal government contracts are usually awarded for a base period ranging from one month to twenty-four months with options on the part of the contracting governmental agency for annual renewal for up to a five year total contract term. Such renewals are dependent upon annual appropriations, budgetary constraints, applicable governmental requirements and other factors and are subject to termination for convenience by the government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed and, in certain cases, costs incurred in connection with the termination of the contract.

MANAGED CARE CONTRACTS

         HPSE has a one-year contract with the State of Florida, which can be renewed for a one-year period, to provide health care services to employees of the State of Florida.

This contract accounts for approximately 40% of HPSE's total enrollment. The State of Florida can terminate the contract upon HPSE losing its license or other evidence of default. HPSE's current contract with the State of Florida expires December 31, 1998 and there can be no assurance that the contract will be renewed. The termination or non-renewal of this contract with the State of Florida would have a material adverse effect on both HPSE and the Company.

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

         Business corporations are legally prohibited from providing, or holding themselves out as providers of, medical care in many states. State laws prohibit the unlicensed practice of medicine, including the practice of medicine by an unlicensed corporation or other unlicensed entity. While the Company seeks to structure its operations to comply with the corporate practice of medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of medicine laws in all states. A determination that the Company is in violation of applicable restrictions on the practice of medicine in any state in which it operates could have a material adverse effect on the Company if the Company were unable to restructure its operations to comply with the requirements of such states.

         Many states have statutes or case law that govern the enforceability of contractual provisions prohibiting or proscribing certain competitive activities as well as interference with contractual rights and liquidated damages provisions in contracts. Many states, primarily through regulatory or licensing boards, also prohibit the splitting or sharing of professional fees between physicians and non-physicians, non-professional corporations or other entities not authorized to practice medicine. Several states also have laws prohibiting referrals by a physician if the physician receives improper remuneration for the referral, including referrals to facilities or other entities in which the physician or an affiliate has a financial or ownership interest.

         Recently, the Florida Board of Medicine has interpreted the fee splitting prohibitions broadly enough to cover the payment of many percentage-based management fee arrangements between physicians and physician practice management companies. This decision has been stayed pending further judicial review. The Company has contractual arrangements with its independent contractor physicians, including contracts in the State of Florida, pursuant to which the Company receives compensation for its services that is calculated in certain instances based on percentages of fees billed and collected by physicians. There can be no assurance that the contractual arrangements of the Company will not require modification depending upon the outcome of the review of the action of the Florida Board of Medicine by the Florida courts, or that the Company will be able to modify such contractual arrangements in Florida or in other states as needed based upon future judicial interpretations of laws and regulatory decisions, or upon changes in the laws.

         HPSE is licensed and subject to periodic examination by governmental agencies and is subject to state and federal statutes which extensively regulate the activities of health plans. HPSE must file periodic reports and is subject to periodic review by the licensing authorities that regulate health plans. The loss of a health plan license would require the Company to cease offering health plan services. To remain licensed, it may be necessary for HPSE to make changes from time to time in its services, procedures, structures and marketing methods. Florida requires a health plan to meet minimum capital requirements which essentially restrict a portion of the health plan's assets to use within its current operations. In January 1998, HPSE was awarded a one-year accreditation by the National Committee for Quality Assurance. HPSE is subject to regulatory review and approval regarding the development of new products and the expansion of its service area. Each respective application may be subject to federal, state and county government review.

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

CORPORATE LIABILITY AND INSURANCE

         Each of the Company's Physician Contract Services subsidiaries and HPSE maintain professional liability insurance in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. There can be no assurance that a future claim will not exceed the limits of available insurance or that such coverage will continue to be available. Such insurance provides coverage, subject to policy limits, in the event the Company's contracting subsidiary were held liable as a co-defendant in a lawsuit against a contracted health care professional or hospital client. To the extent health care professionals were regarded as agents of the Company in the practice of medicine, the Company could be held vicariously liable for any medical negligence of such health care professionals. In addition, the Company and its contracting subsidiaries may be exposed to liability in cases in which the Company's contracting subsidiary itself was negligent.

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

COMPETITION

         The businesses in which the Company operates are highly competitive. The Company has both national and local competitors in its various business lines. The

Company also competes with the more traditional structures of health care delivery systems. Competition in the industry is based on the scope, quality and cost of services provided. Many of the Company's actual or potential competitors have substantially greater financial, personnel and other resources than those of the Company.

EMPLOYEES

         At December 31, 1997, the Company had approximately 1,645 employees.

ITEM 2. PROPERTIES

         The Company's headquarters are located in Durham, North Carolina, where the Company subleases under a three year lease effective July 1, 1997, 48,753 square feet of an office building from Century American Insurance Company, a corporation controlled by the Company's Chairman and Chief Executive Officer, Steven M. Scott, M.D., who is also the largest shareholder of the Company. This space is occupied by the Company and by Coastal Physician Services, Inc. Doctors Health Plan, Inc. which was sold by the Company in March 1998, also leases 9,663 square feet in the building under a separate lease for three years also effective July 1, 1997. These two leases comprise approximately 90% of the total leasable space in the building.

          Healthcare  Business  Resources,  Inc.  (HBR),  a  subsidiary  of  the
Company, leases and occupies a 51,000 square foot office building in Durham, North Carolina. The office space, leased from an unrelated third party, is utilized for billing operations and headquarters for HBR.

         The Company leases and partially occupies two additional office buildings, totaling approximately 52,000 square feet, located in Durham, North Carolina. The buildings, leased from an unrelated third party, are the headquarters for Coastal Government Services, Inc., and Medstaff National Medical Staffing, Inc., subsidiaries of the Company. A portion of the building, consisting of approximately 13,000 square feet is sublet to an unrelated third party.

         The Company's operating subsidiaries generally lease office space in locations in which they do business. Total rent expenses for all office space leased by the Company under noncancelable operating leases was $1,556,000 for the year ended December 31, 1997.

         Further information concerning properties is disclosed in "Item 13. Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

         Following the announcement of the Company's first quarter operating results on April 27, 1995, four class action lawsuits were commenced by certain shareholders against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of North Carolina. These lawsuits were consolidated into a single consolidated and amended complaint styled In re Coastal

Physician Group, Inc. Securities Litigation, and class certification was granted. The consolidated, amended complaint sought unspecified damages for alleged violations of the federal securities laws and common law negligence related generally to the issuance of allegedly false and misleading statements about the Company's operations and present and future prospects. This litigation was settled following a court-ordered mediation in which the Company and its insurers agreed to contribute $1,000,000 and $7,150,000, respectively, to a settlement fund to be used to compensate the class members. The final settlement is subject to Court approval and contingent upon not more than five percent of the class members opting out of the settlement.

         The Company and certain of its current and former officers and directors have been named defendants in a purported shareholder class action lawsuit filed on November 20, 1996 in Superior Court in Durham County, North Carolina, styled Jerry Krim, on his own behalf and on behalf of all others similarly situated, v. Coastal Physician Group, Inc., Steven M. Scott, M.D., Stephen D. Corman and Jonathan E. Kennedy. The complaint alleges that the defendants committed common law fraud and deceit and made negligent misrepresentations that induced the plaintiff and other persons to purchase the stock and seeks unspecified compensatory and punitive damages and costs. On August 27, 1997, the Court entered an Order denying class certification and the plaintiffs have appealed this Order. In a companion case, Mead Ann Krim on her own behalf and on behalf of all others similarly situated v. Coastal Physician Group, Inc., Steven M. Scott, M.D., Stephen D. Corman and Jonathan E. Kennedy, the plaintiff spouse of Jerry Krim, filed a similar action on October 20, 1997 in United States District Court for the Middle District of North Carolina. The Company has filed motions to dismiss that are currently pending. The Company intends to vigorously defend its position, but at this stage of the litigation, exposure to the Company cannot be determined.

         On June 17, 1997, Henry J. Murphy, who was President and Chief Executive Officer of the Company from November 1, 1996 to February 28, 1997, filed a lawsuit against the Company alleging that the Company failed to make certain incentive payments to him under his written employment agreement. Under the contract, Mr. Murphy was entitled to receive certain incentive payments or stock warrants in the event that the Company either successfully refinanced its bank debt so as to reduce the amount of debt to certain target levels or sold more than half of its assets or business. Mr. Murphy is alleging that the Company's transaction with National Century Financial Enterprises, Inc. constituted a sale of more than half of the assets of the Company qualifying him to receive certain payments. The Company intends to vigorously defend its position, but at this stage of the litigation, the exposure to the Company cannot be determined.

         In June 1997, after the Company's subsidiary, Healthcare Business Resources, Inc. ("HBR"), closed an office in Whitley City, Kentucky, a possible overpayment from Medicare to Coastal Physician Services of the Midwest, Inc. was discovered. In August 1997, the Company voluntarily disclosed the possible overpayment to representatives of the U. S. Department of Justice ("DOJ"). Since the Company's voluntary disclosure to the DOJ, the Company has cooperated in DOJ's review and the DOJ has referred the matter for final resolution to the U. S. Attorney's Offices in Kentucky with jurisdiction over this matter. The Company's counsel was invited by the U.S. Attorney's Offices in Kentucky to fully participate in their review and has participated in their review and interviews of current and former Company employees. The Company currently estimates that its liability for the overpayment, fees and expenses related to the DOJ's review at this time has been adequately provided for in its financial statements. Since the DOJ's review has not yet been completed, there can be no assurance, however, that the overpayment liability will not exceed the Company's current estimate.

         In October and November 1996, three cases styled Ortiz v. Coastal Physician Services of Broward County, Inc., et al., Higgins v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al., and Dukenik v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al. were filed in the Circuit Court for Palm Beach, Florida seeking statutory damages for alleged violations of Section
559.79 of the Florida Consumer Collection Practices Act as a result of invoices mailed for medical services rendered by contract physicians in emergency departments for which the Company provided physician staffing services. The invoices contained language indicating various actions that might be pursued in the event of non-payment, including references to the Attorney General. Plaintiffs have amended their complaints and are seeking only statutory damages. Plaintiffs have also filed a motion seeking class certification which is currently pending before the court. The Company believes that it has several defenses and intends to vigorously defend the action but at this stage of the litigation, the exposure to the Company cannot be determined.

         On February 4, 1998, Jacque J. Sokolov, M.D., who previously served as Chairman of the Company and President of Advanced Health Plans, Inc., a subsidiary of the Company, filed a Demand for Arbitration with J*A*M*S/ENDISPUTE in Los Angeles, California alleging various breaches of an Employment Contract dated November, 1994 with the Company. The Company has objected to the conduct of the arbitration in California and has requested that the arbitration hearings be held in North Carolina. The Company intends to vigorously defend its position, but at this stage of the litigation the exposure to the Company cannot be determined.

         One of the Company's subsidiaries, Coastal Physician Services of the Southeast, Inc., received information regarding an inquiry by the Office of Inspector General, U. S. Department of Health and Human Services ("OIG") in October 1997 at one of the Company's client hospitals. Representatives of the OIG's Region IV Office were then invited by the Company and visited the Company's subsidiary, Healthcare Business Resources, Inc., in November 1997. Since the OIG's visit, the Company has received no further communication from the OIG.

         The Company and its subsidiaries are involved in various legal proceedings incidental to their businesses, substantially all of which involve claims related to the alleged medical malpractice of contracted physicians, contractual and lease disputes or individual employee relations matters. In the opinion of the Company's management, no individual item of this litigation or group of similar items of litigation, taking into account the insurance coverage available to the Company, is likely to have a materially adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange under the symbol "DR." The following table shows the range of market prices per share for the Company's common stock in 1997 and 1996.

                                         1997                        1996

                                    High      Low             High       Low

         First Quarter              $4.63   $1.75             $ 13.75   $8.88

         Second Quarter             $2.63   $0.94             $  8.38   $6.75

         Third Quarter              $2.69   $1.38             $  7.25   $4.25

         Fourth Quarter             $2.19   $0.81             $  6.00   $2.75



         As  of  February  28,  1998,  the  Company  had   approximately   6,000
shareholders, of which approximately 1,000 were holders of record.

         The Company has not paid, nor does it currently intend to pay, cash dividends on its common stock but, rather, it intends to retain any future earnings for reinvestment in its business.

         In December 1997, the Company issued 1,000,000 shares of common stock to National Century Financial Enterprises Inc. ("NCFE") in satisfaction of approximately $1,046,000 in fees related to financing arrangements entered into between the Company, NCFE and certain of its subsidiaries in June 1997. Additionally, 200,000 shares of common stock were issued to two of the Company's vendors in lieu of cash payments for services provided. These transactions were not registered under the Securities Act pursuant to the exemption provided by
Section 4(2) thereof for transactions not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

                                                    Years Ended December 31,

                                  1997          1996          1995         1994        1993
---------------------------------------------------------------------------------------------

Results of Operations:

Operating revenue, net         $ 424,841     $ 552,109     $ 810,387     $748,637    $640,702

Net income (loss)                (81,981)     (145,557)      (46,901)      20,668      24,303

Net income (loss) per share        (3.08)        (6.10)        (1.98)        0.92        1.27

Weighted average shares           26,623        23,844        23,656       22,418      19,135

                                                        at December 31,

                                  1997          1996          1995         1994        1993
---------------------------------------------------------------------------------------------

Balance Sheet at Year-End:

Total assets                   $  96,096     $ 181,841     $ 313,057     $328,980    $255,761

Short-term debt                    2,529        71,130         5,210        1,353       7,452

Long-term debt                 $  74,698         4,799        77,270       45,792      21,787

Total shareholders' equity /
       (deficit)               ($ 61,427)        3,503       146,371      186,893     146,600

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

GENERAL

Over the past three years, the Company has undergone significant changes in its business that have had a significant adverse financial impact on the Company. During this period, management identified a number of operating units that were either underperforming or were not deemed critical to the overall operating strategy. As a result, management decided to divest certain operating units in 1996 and 1997 and the Company incurred significant decreases in net operating revenues, physician and other provider services costs, and selling, general and administrative expenses. In addition, the Company experienced a significant reduction in the number of locations where the Company's Physician Contract Services operation provided physicians. While not all of the lost locations were profitable, these had a significant impact on net operating revenues, physician and other provider services costs, and selling, general and administrative costs. For the past three years the Company has incurred net losses. Discussed below is a more detailed review of the results of operations for the last three years.

1997 COMPARED TO 1996

         Operating Revenue, Net. Net operating revenue for 1997 was $424.8 million representing a decrease of $127.3 million, or 23.1%, from 1996 operating revenues of $552.1 million. The decrease in operating revenue due to dispositions completed during 1996 and 1997, for which prior periods' results were not restated, was approximately $62.8 million. The dispositions completed in 1996 and 1997 that influence the comparison between years included: (i) the sale of certain assets of Physicians Planning Group, Inc. ("PPG") in September 1996; (ii) the sale in November 1996 of the HealthNet Medical Group operations of PPG and MedCost, Inc.; (iii) the sale in May 1997 of seven Florida clinics;
(iv) the sale in August 1997 of Better Health Plan, Inc. ("BHP"), a New York state prepaid health plan servicing Medicaid enrollees; and (v) the sale effective in November 1997 of Integrated Provider Networks, Inc. and certain other physician practice management group assets. These dispositions are discussed in more detail in Note 3 of "Notes to Consolidated Financial Statements." In addition to these sales, the Company also sold other immaterial operations in 1996. The remaining decrease of $64.5 million was primarily due to contract during 1996 and 1997 that were not offset by the addition of new contracts in the Company's hospital-based contract management group. The decline was partially offset by increases in revenue due to growth in the number of enrollees in the Company's HMOs in North Carolina and Florida, and in BHP before it was sold.

         Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by $91.3 million, or 20.3%, to $359.2 million in 1997 from $450.5 million in 1996. Of the decrease, approximately $37.3 million was directly related to those operations that were disposed of, as discussed above, for which prior periods' results were not restated. The remaining decrease was attributable to a reduction in the number of contracts in the Company's hospital-based contract management group. These decreases were offset by an increase in costs of approximately $33.2 million related to the growth in the number of enrollees, as well as higher utilization by participants in the Company's HMO operations in North Carolina and Florida, and in BHP before it was sold.

         Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of managing clinics,  as well as  billing,  collection  and  physician  business  management services costs and expenses. Medical support services costs and expenses decreased by $51.8 million, or 56.0%, to $40.7 million in 1997 from $92.5 million in 1996. The decrease in medical support services costs and expenses related to disposed operations, as discussed above, for which prior periods' results were not restated, was approximately $20.2 million. The remaining decrease in medical support service costs and expenses resulted from the termination of contracts with the Company's hospital- based contract management

         Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses decreased by $81.2 million, or 47.2%, to $90.7 million in 1997 from $171.9 million in 1996. The decrease attributable to disposed operations, as discussed above, for which prior periods' results were not restated, was approximately $30.1 million. In 1997, the Company recorded a charge for the impairment of goodwill totaling $4.3 million. See Note 2 of "Notes to Consolidated Financial Statements." The Company incurred legal and professional fees and related costs associated with the restructuring of its credit agreements and various litigation matters totaling $12.9 million in 1997 versus $16.7 million in 1996. The 22.8% decline in professional fees and related costs resulted from management's efforts to minimize the costs associated with professional fees after the Company's bank debt was repaid. In 1997, management also made reductions in personnel, closed offices in an effort to centralize operations, and sold certain operations as discussed above. As a result of these efforts, personnel costs were reduced by 33.8% from $72.4 million in 1996 to $47.9 million in 1997.

         Gain (Loss) on Divested Assets, Net. In 1997, the Company had a net loss of $1.5 million on the divested assets, as more fully described in Note 3 of "Notes to Consolidated Financial Statements".

         Net Interest Expense. Net interest expense increased by $2.8 million to $15.5 million in 1997 from $12.8 million in 1996 due primarily to the repayment of the Company's bank borrowings in June 1997 which were replaced by funds provided by NCFE as discussed below. The costs associated with the sale of eligible accounts receivable in 1997, the proceeds of which were used to repay the bank debt and to fund operations, have been included in selling, general and administrative expenses.

         Other, net. Other, net decreased by $4.7 million from $6.0 million in 1996 to $1.3 million in 1997 due primarily to the inclusion in 1996 of litigation and proxy costs which were not incurred in 1997.

         Benefit (provision) for income taxes. The benefit (provision) for income taxes decreased by $5.5 million to a benefit of $1.4 million from a provision of $4.1 million in 1996. This change is due to the reductions in accrued taxes as a result of continued net operating losses.

         Net Loss. Primarily as a result of the foregoing, the Company experienced a net loss of $82.0 million in 1997 compared to a net loss of $145.6 million in 1996.

1996 COMPARED TO 1995

         Operating Revenue, Net. Net operating revenue decreased $258.3 million, or 31.9%, for 1996 to $552.1 million from $810.4 million for 1995. The decrease in operating revenue due to dispositions completed during 1995 and 1996, for which prior periods' results were not restated, was approximately $205.9 million, or 25.4%. This decrease was primarily due to the sale of 47 of the Company's south Florida clinics on November 30, 1995, (the "Florida sale"). The remaining decrease was primarily due to higher contract attrition rates in 1996, less new business development during the second half of 1995 and throughout 1996 in the Company's hospital-based contract management group, lower net collections per patient visit, and reimbursement regulatory changes experienced by the Company's billing and accounts receivable management group. The decrease was partially offset by an increase in revenue due to growth in the number of enrollees in each of the Company's Health Plans in North Carolina, New York and Florida.

         Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses decreased by $153.4 million, or 25.4%, to $450.5 million in 1996 from $603.9 million in 1995. The decrease in physician and other provider services costs and expenses due to dispositions completed during 1995 and 1996, for which prior periods' results were not restated, was approximately $173.2 million, or 28.7%. This decrease is primarily due to the Florida sale. The remaining decrease was primarily due to higher contract attrition rates in 1996, less new business development during the second half of 1995 and throughout 1996 in the Company's hospital-based contract management group, and reimbursement regulatory changes experienced by the Company's billing and accounts receivable management group. The decrease was partially offset by an increase in costs related to terminated contracts and costs arising from the growth in the number of enrollees in each of the Company's Health Plans in North Carolina, New York and Florida.

         Medical Support Services Costs and Expenses. (previously described above) Medical support services costs and expenses decreased by $38.6 million, or 29.4%, to $92.5 million in 1996 from $131.1 million in 1995. The decrease in medical support services costs and expenses due to dispositions completed during 1995 and 1996, for which prior periods' results were not restated, was approximately $33.1 million, or 25.2%. This decrease was primarily due to the Florida sale. The remaining decrease resulted from higher contract attrition rates in 1996, less new business development during the second half of 1995 and throughout 1996 in the Company's hospital-based contract management group, and reimbursement regulatory changes experienced by the Company's billing and accounts receivable management group.

         Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $47.9 million, or 38.6%, to $171.9 in 1996 from $124.0 in 1995. This increase was due primarily to increased goodwill impairment adjustments, professional fees associated with the restructuring of the Company's bank credit agreements, increased investments in information technology, the write-off of notes receivable, and increased expenses associated with the growth in the number of enrollees in each of the Company's Health Plans in North Carolina, New York and Florida.

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

         Net Interest Expense. Net interest expense increased by $4.7 million to $12.3 million in 1996 from $7.6 million in 1995 due primarily to the increase of approximately $3.6 million in amortization expense related to debt issue costs incurred to restructure the Company's bank credit facilities in May of 1996. The remaining increase resulted from interest on increased borrowings to fund operating losses, continuing investments in information technology initiatives, and the sale of marketable securities resulting in lower interest income. In addition, net interest expense increased as a result of rate increases charged under the Company's Bank Credit Agreements. See "Liquidity and Capital Resources."

         Acquisition and Related Expenses. Acquisition and related expenses include professional fees and other costs related to acquisitions. Acquisition and related expenses in 1995 were $1.5 million,. Expenses incurred during 1995 related primarily to potential acquisitions which did not materialize. See "Item
8. Financial Statements and Supplemental Data" - Note 3 of "Notes to Consolidated Financial Statements".

          Benefit (Provision) for income taxes. Benefit (provision) for income taxes changed from a benefit of $17.1 million in 1995 to a provision of $4.1 million in 1996 (a change of $21.2 million) primarily as a result of an increase in the valuation reserve for the Company's federal and state net operating loss carry forwards. See "Item 8. Financial Statements and Supplemental Data" - Note 8 of "Notes to Consolidated Financial Statements."

         Other, net. Other, net increased by $3.6 million from $2.4 million in 1995 to $6.0 million in 1996, as a result of additional costs incurred in connection with the restructuring of the Company's bank debt.

         Net Loss. The Company experienced a net loss of $145.6 million in 1996 compared to a net loss of $46.9 million in 1995. This change is due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain accounts receivable, as more fully discussed below, and the sale of certain of its subsidiaries. The Company's principal uses of cash have been to support operating activities and repay bank debt. Net cash used in operating activities was $25.3 million and $47.1 million in 1997 and 1996, respectively. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees associated with restructuring the
Company's credit facilities, proxy and litigation costs, and information technology initiatives. Net cash provided by investing activities in 1997 was $13.2 million which was derived primarily from cash received from the sale of certain subsidiaries, net of cash disposed of $12.3 million. In 1996, net cash provided by investing activities amounted to $56.4 million, which resulted primarily from cash received from the disposition of subsidiaries, net of cash disposed of $46.2 million. In 1997, the net cash provided by financing activities was $10.8 million. During 1997, the Company had debt borrowings of $99.0 million and debt repayments of $97.7 million, for net borrowings of $l.3 million. In addition, the Company received an equity infusion from Steven M. Scott, M.D., Chief Executive Officer of the Company and the Company's largest shareholder in the amount of $10.0 million. Net cash provided by financing activities in 1996 was $7.2 million and consisted primarily of net borrowing under the Company's bank credit agreements. As a result of the aforementioned, cash and cash equivalents decreased from $10.2 million at December 31, 1996 to $8.9 million at December 31, 1997.

         The Company's number of days of revenue in average outstanding accounts receivable for 1996 was 68.9 days. As a result of the sale of a substantial amount of accounts receivable in 1997, a meaningful comparison is not available for 1997.

         On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with various subsidiaries of NCFE. The Sale Agreements provide for accounts receivable purchase commitments totaling $151 million for the purchase of the Company's healthcare receivables from third party payors that meet specified eligibility requirements. Certain Sale Agreements create facilities for the purchase of up to $36 million of receivables and terminate on July 1, 1998. As a result of the sales of certain operations of the Company in 1997, the facilities have been reduced to $23 million as of December 31, 1997. The Company entered into amendments to these facilities, whereby the commitment was extended until July 1, 2000. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.94% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables.

         Pursuant to a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $40 million through July 1, 1999. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The line of credit is secured by substantially all of the Company's assets, including pledges of the common stock of each of its subsidiaries. No borrowings were outstanding under this facility during 1997.

         On June 10, 1997, the Company used proceeds of approximately $82 million from sales of its existing receivables and rights to future receivables to repay in full outstanding indebtedness to its lenders and the lenders released all collateral.

         Simultaneously, with the NCFE financing transaction, as explained above, Dr. Scott invested $10 million in cash in the Company and received 1,000,000 shares of a new class of Series C Convertible Preferred Stock ("Series C Preferred"). In addition, Dr. Scott received 84,983 shares of Series C Preferred and 240,000 shares of common stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million. The Series C Preferred Stock was converted into shares of the Company's common stock on a 10 for 1 basis in October 1997.

         The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. The Company has implemented a management action plan which requires a continuing review of all aspects of the Company's business units and the implementation of actions to improve cash flow characteristics, profitability and contributions to the Company's overall financial and strategic objectives. Among the key actions being implemented by the Company are changes in the method of compensating its independent contractor physicians under the Practice Partners Program(C), centralization of certain administrative tasks, and efforts to expand its customer base. The primary objectives of these actions are to generate increased cash flow to repay debt and to improve the Company's financial results. If the Company is unable to achieve these objectives , it will likely experience a material decrease in liquidity, thus increasing its reliance on financing under the revolving line of credit provided by NCFE. In addition, the Company is dependent upon the continued weekly purchases of eligible accounts receivable by NCFE under the NPF-XI programs in order to meet the Company's obligations

OTHER TRENDS AND UNCERTAINTIES

         The Company operates in an industry characterized by consolidations and combinations led by a number of major health care companies. The Company completed numerous acquisitions during 1994 and 1995 but is now directing its primary efforts to improvements in its Physician Contract Services group and related operations. This change in strategy is due to the deterioration in revenue growth, increases in costs and the associated operating losses incurred in the Company's clinic and HMO businesses, debt obligations, as well as the relative rising cost of, and potential limited access to, additional capital.

         In late March 1997, the Health Care Financing Administration ("HCFA") indicated that it will no longer allow companies to obtain group provider numbers to bill Medicare claims for services rendered by their independent contractor physicians. The Company has taken steps to individually enroll its independent contractor physicians and to modify its contractual arrangement with its independent contractor physicians in order to comply with HCFA's interpretation of the reimbursement regulations. Efforts by the Company to individually enroll the independent contractor physicians are dependent upon the cooperation the Company receives from the independent contractor physician and the respective provider. To date the Company has not experienced any significant problems in enrolling the physicians. The Company believes that upon completion of the re-enrollment process that it will be in compliance with HCFA's requirements. Because of the required changes, the Company may incur additional costs; however, the full financial impact is not known at this time.

         As a result of the expected future costs and investments required to enable the Company's New York and North Carolina HMOs to become profitable, the Company sold these operations effective August 1997 and March 1998, respectively. In addition, the Company is examining a number of operational changes to its Florida HMO, that are designed to improve its profitability in 1998. These changes could include the termination of unprofitable contracts and renegotiation with providers on reimbursement rates. The Company is also exploring the possible sale of HPSE. If the operational changes are not achieved and the Company is unable to sell HPSE, it is likely that additional cash investment in HPSE will be required in order to maintain its statutory net worth. Additional investments in HPSE would have to come from NCFE's line of credit.

         The Company believes successful competition in the health care industry will increasingly require sophisticated information systems to rapidly provide a broad range of data related to both clinical and financial aspects of medical practice. The Company is continuing to evaluate its use of information technology which may result in increased costs.

         The Company's focus on its internal operations has resulted in senior management changes in its contract management and managed care operations. In addition to personnel changes in its operating companies, the Company significantly reduced staffing at its Durham corporate office during 1997 to approximately 35 employees from over 65 at the beginning of 1997 and over 200 at the beginning of 1996. Various administrative and support functions historically provided by the corporate office have been significantly reduced, eliminated completely or redeployed to the operating companies requiring those functions. As a result of these reductions, the Company is dependent upon the retention of key employees.

         Developments in the health care industry in general are also expected to impact the Company's financial performance and operating strategy. These developments include trends of medical expenses in HMOs and other businesses where the risk of higher medical costs is assumed, as well as changing levels of utilization in hospital-based and clinic operations. Additionally, the Company will be subject to changes in premiums and levels of reimbursement from payors including HMOs, insurance companies, Medicare and Medicaid.

         Continued efforts by Medicare and Medicaid to reduce costs, including costs that are incurred due to inaccurate or fraudulent billing practices, continues to be an area of exposure to all organizations that render medical services that are reimbursed under these programs. In addition, the Company maintains compliance programs and procedures in order to help discover and address any billing practices that may not comply with Medicare regulations. However, the Company continues to be exposed to audits similar to those that have been initiated against other healthcare providers, and there can be no assurance that the Company's billing procedures upon such an audit would be found to comply with all applicable regulatory requirements.

         The Company has voluntarily disclosed to the Department of Justice that a possible overpayment from Medicare occurred. Since the Company's voluntary disclosure, the company has cooperated in the review by the Department of Justice. The final resolution of this matter is pending; however, management believes that it has made adequate provisions for the Company's liability in this matter.

         The Company has been notified by the NYSE that it is not currently in compliance with certain listing requirements of the New York Stock Exchange. Management is in discussions with representatives of the New York Stock Exchange concerning the listing requirements but cannot, at this time, assess the outcome of these discussions on the Company or its stock.

YEAR 2000 ISSUES

         The Company places significant reliance upon various computer systems in order to run its day to day operations.. The Company has begun a review of its computer applications and platforms to determine that they are "Year 2000" compliant before December 31, 1999. While this review has not been completed, major applications covering billing and certain general ledger applications have been reviewed and are "Year 2000" compliant. The balance of the system reviews and modifications, if any are required, are expected to be completed before the Company would experience any adverse consequences. The costs of the project to date and the estimated costs to complete it by the year 2000, are not expected to be, nor have they been, material to the Company's consolidated financial position or the results of operations. The Company believes that Year 2000 issues, if not properly addressed by entities that pay for services provided by the Company, would have a significant impact upon the operating results of the Company. The Company believes that its computer systems, upon completion of the systems reviews and modifications; if any are required, will not be adversely impacted.

         Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: receipt of sufficient proceeds from divested assets, and the timing of any divestitures; the level and timing of improvements in the operations of the Company's businesses; the possibility of increased medical expenses due to increased utilization; the possibility that the Company may not be able to improve operations or execute its divestiture strategy as planned; the inability to obtain continued and/or additional necessary working capital financing as needed; potential delisting of the Company's common stock by the New York Stock Exchange; and other important factors discussed above under "Other Trends and Uncertainties" and disclosed from time to time in the Company's Form 10-K, Form 10-Q and other Securities and Exchange Commission filings.

Item 8. Financial Statements and Supplemental Data

Report of Independent Auditors                                             24

Consolidated Balance Sheets, December 31, 1997 and 1996                    25
Consolidated Statements of Operations, Years ended
   December 31, 1997, 1996 and 1995                                        26
Consolidated Statements of Shareholders' Equity, Years ended
   December 31, 1997, 1996, and 1995                                       27
Consolidated Statements of Cash Flows, Years ended
   December 31, 1997, 1996 and 1995                                        28
Notes to Consolidated Financial Statements                                 29

THE BOARD OF DIRECTORS AND SHAREHOLDERS
COASTAL PHYSICIAN GROUP, INC.

     We have audited the accompanying consolidated balance sheets of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     KPMG Peat Marwick LLP

Raleigh, North Carolina
June 3, 1998

                         COASTAL PHYSICIAN GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                             December 31,
                                                                          1997          1996
----------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $   8,921     $  10,239
   Marketable securities                                                   5,735         7,020
   Trade accounts receivable, net                                         23,612        87,410
   Reserves held by NCFE                                                   6,396            --
   Accounts receivable, other                                             12,684        11,187
   Receivables from related party                                          9,405            --
   Refundable income taxes                                                    --         2,498
   Prepaid expenses and other current assets                               7,923        10,923
----------------------------------------------------------------------------------------------
      Total current assets                                                74,676       129,277
----------------------------------------------------------------------------------------------
   Property and equipment, at cost, less accumulated depreciation         10,342        19,041
   Excess of cost over fair value of net assets acquired, net              2,450        19,305
   Other assets                                                            8,628        14,218
----------------------------------------------------------------------------------------------
      Total assets                                                     $  96,096     $ 181,841
==============================================================================================
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
   Current maturities and other short-term borrowings                  $   2,529     $  71,130
   Accounts payable                                                       31,364        46,307
   Accrued physicians fees and medical costs                              31,431        33,709
   Accrued expenses                                                       16,142        20,182
   Income taxes payable                                                    1,359         2,211
----------------------------------------------------------------------------------------------
      Total current liabilities                                           82,825       173,539
----------------------------------------------------------------------------------------------
   Long-term debt, excluding current maturities                           74,698         4,799
----------------------------------------------------------------------------------------------
      Total liabilities                                                  157,523       178,338
----------------------------------------------------------------------------------------------
Commitments and contingencies (Note 10)
Shareholders' equity (deficit):
   Preferred stock $.01 par value, authorized 10,000 shares;
      none issued and outstanding                                             --            --
   Common stock $.01 par value, authorized 100,000 shares;
      issued and outstanding 37,493 and 24,126 shares, respectively          375           241
   Additional paid-in-capital                                            160,374       144,070
   Common stock warrants                                                   1,582           987
   Accumulated deficit                                                  (223,912)     (141,931)
   Unrealized appreciation of available-for-sale securities                  154           136
----------------------------------------------------------------------------------------------
      Total shareholders' equity (deficit)                               (61,427)        3,503
----------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity (deficit)             $  96,096     $ 181,841
==============================================================================================

See accompanying notes to consolidated financial statements.

                          COASTAL PHYSICIAN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   Years Ended December 31,
                                                               1997          1996          1995
-------------------------------------------------------------------------------------------------
Operating revenue, net                                      $ 424,841     $ 552,109     $ 810,387

Costs and expenses:
    Physician and other provider services                     359,165       450,526       603,881
    Medical support services                                   40,720        92,460       131,097
    Selling, general and administrative                        90,691       171,903       123,989
-------------------------------------------------------------------------------------------------
        Total costs and expenses                              490,576       714,889       858,967
-------------------------------------------------------------------------------------------------
Gain(loss) on divested assets, net                             (1,453)       37,751       (20,195)
-------------------------------------------------------------------------------------------------
    Operating loss                                            (67,188)     (125,029)      (68,775)
-------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                          (15,536)      (12,774)       (8,261)
    Interest income                                               628           500           671
    Acquisition and related expenses                               --            --        (1,535)
    Other, net                                                 (1,285)       (5,982)       (2,374)
-------------------------------------------------------------------------------------------------
         Total other expense                                  (16,193)      (18,256)      (11,499)
-------------------------------------------------------------------------------------------------
Loss before income taxes
    and extraordinary item                                    (83,381)     (143,285)      (80,274)

Benefit (provision) for income taxes                            1,400        (4,136)       17,136
-------------------------------------------------------------------------------------------------
   Loss before extraordinary item                             (81,981)     (147,421)      (63,138)

Extraordinary item - gain on pooled portion of
   South Florida divestiture,  net of income taxes
   of $0,$647 and $9,796 for the years ended
   December 31, 1997, 1996, and 1995, respectively                 --         1,864        16,237
-------------------------------------------------------------------------------------------------
  Net loss                                                  $ (81,981)    $(145,557)    $ (46,901)
=================================================================================================
Net loss per common share:
   Basic and diluted loss per share before
     extraordinary item                                     $   (3.08)        (6.18)        (2.67)
   Extraordinary gain, basic and diluted                           --          0.08          0.69
-------------------------------------------------------------------------------------------------
         Net loss                                           $   (3.08)        (6.10)    $   (1.98)
=================================================================================================
Shares used to compute loss per share, basic and diluted       26,623        23,844        23,656
=================================================================================================

See accompanying notes to consolidated financial statements.

COASTAL PHYSICIAN GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands)

                                                                          Additional
                                                                           Paid-In
                                                    Shares of              Capital   Shares of           Additional
                                                    Preferred  Preferred  Preferred   Common    Common    Paid-In
                                                      Stock      Stock      Stock      Stock    Stock     Capital
=================================================================================================================
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                            --       $ --     $     --     23,418    $234    $136,550
-----------------------------------------------------------------------------------------------------------------
Net loss                                                --         --           --         --      --          --
Shares issued:
   Stock options exercised                              --         --           --        149       2       1,593
   In connection with business
      combinations                                      --         --           --        117       1       3,139
   Employee stock purchase plan                         --         --           --         70       1       1,063
Unrealized appreciation of available-
   for-sale securities, net of tax                      --         --           --         --      --          --
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                            --         --           --     23,754     238     142,345
-----------------------------------------------------------------------------------------------------------------
Net loss                                                --         --           --         --      --          --
Shares issued:
   Stock options exercised                              --         --           --         63      --         425
   Employee stock purchase plan                         --         --           --         82       1         518
Payment of proxy contest costs                          --         --           --        227       2         678
Issuance of common stock warrants                       --         --           --         --      --          --
Employee stock compensation awards                      --         --           --         --      --          22
Stock options vested                                    --         --           --         --      --          82
Unrealized appreciation of available-
   for-sale securities, net of tax                      --         --           --         --      --          --
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                            --         --           --     24,126     241     144,070
-----------------------------------------------------------------------------------------------------------------
Net loss                                                --         --           --         --      --          --
Shares issued:
   Employee stock purchase for cash                     --         --           --         82       1          98
   Conversion of preferred stock                    (1,164)       (12)     (13,478)    11,638     116      13,371
   Issuance of stock related to receivable sales        --         --           --      1,000      10         928
   Directors' stock compensation                        --         --           --         14      --         228
   Exercise of common stock warrants                    --         --           --        187       2       1,245
Payment of proxy contest costs                          33          1          982         --      --          --
Payment of litigation costs                             46          1        1,657         --      --          --
Payment of rent costs                                1,085         10       10,839        240       3         237
Payment of consulting costs                             --         --           --        200       2         186
Issuance of common stock warrants                       --         --           --         --      --          --
Employee stock compensation awards                      --         --           --          6      --          11
Unrealized appreciation of available-
   for-sale securities, net of tax                      --         --           --         --      --          --
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                            --       $ --     $     --     37,493    $375    $160,374
=================================================================================================================

                                                                              Unrealized
                                                                             Appreciation
                                                                 Retained   (Depreciation)
                                                     Common      Earnings    of Available       Total
                                                      Stock    (Accumulated    for-Sale     Shareholders'
                                                    Warrants     Deficit)     Securities   Equity (Deficit)
==========================================================================================================
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                        $    --     $  50,527     $    (418)    $ 186,893
----------------------------------------------------------------------------------------------------------
Net loss                                                 --       (46,901)           --       (46,901)
Shares issued:
   Stock options exercised                               --            --            --         1,595
   In connection with business
      combinations                                       --            --            --         3,140
   Employee stock purchase plan                          --            --            --         1,064
Unrealized appreciation of available-
   for-sale securities, net of tax                       --            --           580           580
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                          3,626           162       146,371       146,371
----------------------------------------------------------------------------------------------------------
Net loss                                                 --      (145,557)           --      (145,557)
Shares issued:
   Stock options exercised                               --            --            --           425
   Employee stock purchase plan                          --            --            --           519
Payment of proxy contest costs                           --            --            --           680
Issuance of common stock warrants                       987            --            --           987
Employee stock compensation awards                       --            --            --            22
Stock options vested                                     --            --            --            82
Unrealized appreciation of available-
   for-sale securities, net of tax                       --            --           (26)          (26)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                            987      (141,931)          136         3,503
----------------------------------------------------------------------------------------------------------
Net loss                                                 --       (81,981)           --       (81,981)
Shares issued:
   Employee stock purchase for cash                      --            --            --            99
   Conversion of preferred stock                         --            --            --            (3)
   Issuance of stock related to receivable sales         --            --            --           938
   Directors' stock compensation                         --            --            --           228
   Exercise of common stock warrants                 (1,247)           --            --            --
Payment of proxy contest costs                           --            --            --           983
Payment of litigation costs                              --            --            --         1,658
Payment of rent costs                                    --            --            --        11,089
Payment of consulting costs                              --            --            --           188
Issuance of common stock warrants                     1,842            --            --         1,842
Employee stock compensation awards                       --            --            --            11
Unrealized appreciation of available-
   for-sale securities, net of tax                       --            --            18            18
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        $ 1,582     $(223,912)    $     154     $ (61,427)
==========================================================================================================

                          COASTAL PHYSICIAN GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                               Years Ended December 31,

                                                                           1997         1996          1995
-----------------------------------------------------------------------------------------------------------
Cash flows from operating actitivites:
    Net loss                                                            $(81,981)    $(145,557)     (46,901)
    Adjustments to reconcile net loss to net cash
           used in operating activities:
       Depreciation                                                        5,510         7,157        7,062
       Amortization                                                          760         3,049        4,274
       Noncash interest expense                                               --            12           48
       Extraordinary gain                                                     --        (2,511)     (26,033)
       (Gain) loss on sale of purchased portion of south Florida
           divestiture                                                        --        (1,579)      16,943
       (Gain) loss on disposition of subsidiaries                          1,453       (36,172)          --
       Loss on disposal of fixed assets, net                               2,211         1,709          966
       (Gain) loss on sale of marketable securities an                       576          (288)          --
       Goodwill impairment loss                                            4,343        29,679       20,648
       Deferred income taxes                                                  --         6,407        2,272
       Other                                                                  --           124          263
       Change in assets and liabilities,
              net of effects from acquisitions and dispositions:
           Trade accounts receivable, net                                 56,281        59,730       (8,819)
           Reserves held by NCFE                                          (6,396)           --           --
           Accounts receivable, notes receivable and other                (5,157)       (1,001)      (5,528)
           Refundable income taxes                                         2,498        10,306       (4,227)
           Prepaid expenses and other current assets                       6,076        (2,322)       3,156
           Other assets                                                    3,959         2,188       (1,366)
           Accounts payable, accrued expenses and
               income taxes payable                                      (13,159)       26,668       (6,532)
           Accrued physicians fees and medical costs                      (2,278)       (4,653)       8,650
-----------------------------------------------------------------------------------------------------------
                           Total adjustments                              56,677        98,503       11,777
-----------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                            $(25,304)    $ (47,054)    $(35,124)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of marketable securities and investments, net              (5,577)       (2,973)      (4,605)
     Proceeds from sale of marketable securities and investments           5,574         8,210       12,472
     Proceeds from maturity of marketable securities and investments       2,507         1,853           --
     Proceeds (purchases) of property and equipment, net                  (1,543)        3,074      (19,846)
     Acquisition of subsidiaries, net of cash acquired                        --            --      (43,788)
     Disposition of subsidiaries, net of cash sold                        12,261        46,189       48,275
-----------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities             13,222        56,353       (7,492)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Repayments of debt                                                  (97,691)      (76,610)     (36,846)
     Borrowings                                                           98,989        71,424       69,995
     Cash payments for debt issue costs                                     (633)       (3,048)          --
     Net proceeds from issuances of preferred stock                       10,000            --           --
     Net proceeds from issuances of common stock                              99         1,027        2,661
     Repayment of shareholder loans                                           --            --          667
-----------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities             10,764        (7,207)      36,477
-----------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents            (1,318)        2,092       (6,139)
Cash and cash equivalents at beginning of year                            10,239         8,147       14,286
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $  8,921     $  10,239     $  8,147
===========================================================================================================

Supplemental disclosures of cash flow information:
     Cash payments (refunds) during the period for:
          Interest                                                      $  9,360     $   9,327     $  7,699
          Income taxes                                                  $  2,479     $ (15,477)    $ (2,925)

See accompanying notes to consolidated financial statements.

                          COASTAL PHYSICIAN GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General

         Coastal Physician Group, Inc. (the "Company" or "Coastal") is a physician management company which provides a broad range of health care and administrative services to physicians hospitals, government agencies, managed care programs and other health care organizations. Such services consist primarily of the provision of physician coverage to hospital and government facility clients, the provision of billing and collection services to various health care practitioners, and the operation of two health maintenance organizations ("HMOs"), one of which, Doctors Health Plan was sold in March 1998 (See Note 17, Subsequent Events) The Company operates on a nationwide basis.

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

         The Company's HMOs are required to maintain certain levels of restricted deposits to satisfy certain regulatory requirements. These deposits (included in Other assets in the accompanying consolidated balances sheets) totaled approximately $2,157,000 and $5,968,000 as of December 31, 1997 and 1996 respectively. In addition, the Company's HMOs are required to maintain certain net worth levels which restrict the transfer of funds between companies.

         At December 31, 1997, the Company's Doctors Health Plan ("DHP") a subsidiary was not in compliance with the statutory net worth requirements. Subsequent to year-end investments were made by Coastal and the buyer of DHP in order to bring its statutory net worth into compliance.

D. Marketable Securities

         Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities are classified either as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are carried at amortized cost of $3,334,000 and $1,208,000 at December 31, 1997 and 1996, respectively and primarily consisted of state and political subdivision securities, U.S. Government securities and municipal bonds. Securities classified as available-for-sale are carried at fair values of $2,546,000 and $6,017,000 at December 31, 1997 and

1996, respectively, and primarily consisted of equity securities. Unrealized gains and losses on such securities are carried as a separate component of shareholders' equity (deficit). Realized investment gains and losses are computed using specific costs of securities sold. Held-to-maturity securities included in other assets on the accompanying consolidated balance sheets amounted to $145,000 and $205,000 at December 31, 1997 and 1996, respectively.

E. Accounts Receivable

         In June 1997, the Company and certain of its subsidiaries entered into a number of Sale and Subservicing Agreements with National Century Financial Enterprises, Inc. ("NCFE") and its affiliates, whereby certain eligible accounts receivable were sold to NCFE (See Note 7). Eligible trade accounts receivable are comprised primarily of amounts due from hospitals under flat rate contracts and amounts due under fee-for-service contracts from patients, government-sponsored health care programs and other third party payors such as insurance companies and self-insured employers. Ineligible receivables are comprised primarily of amounts billed to individuals not covered by insurance and certain other minor fee-for-service receivables deemed to be ineligible by NCFE and are not sold. These receivables are geographically dispersed throughout the United States.

         Accounts receivable due under fee-for-service contracts include an allowance for contractual adjustments and uncollectibles which is charged to operations based on evaluation of potential losses. Contractual adjustments result from the differences between the physician rates for physician services performed and amounts allowed by government-sponsored health care programs, insurance companies and other payors for such services. Uncollectibles represent receivables considered unrecoverable. The allowance considered necessary to cover contractual adjustments and uncollectibles is based on an analysis of current and past due accounts, collection experience in relation to amounts billed and other relevant information. Although the Company believes amounts provided are adequate, the ultimate amounts uncollectible could be in excess of the amounts provided.

F. Depreciation

         Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the assets as follows:

         Buildings                                   31 1/2 years
         Leasehold improvement                       5 years
         Furniture and equipment                     3 to 10 years
         Automobiles                                 3 years

G. Excess of Cost Over Fair Value of Net Assets Acquired

         The assets and liabilities of acquired entities accounted for under the purchase method of accounting are adjusted to their estimated fair values as of the acquisition dates. The amounts recorded as excess of cost over fair value of net assets acquired ("goodwill") represents amounts paid that exceed estimated fair values assigned to the assets and liabilities of each acquired business. Such amounts are being amortized on a straight-line basis over periods ranging from five to forty years (1996 and 1995) and five to twenty years (1997) depending on the specific circumstances of each acquisition. Accumulated amortization of goodwill was $1,504,000 and $3,581,000 at December 31, 1997 and 1996 respectively.

         During the fourth quarter of 1995, the Company elected early adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Prior to the early adoption of SFAS 121, the Company accounted for both identifiable and unidentifiable intangible assets that were acquired in accordance with APB Opinion No. 17 ("APB 17"), "Intangible Assets". Under the provisions of APB 17, management periodically evaluates the carrying value and remaining amortization periods of unamortized amounts based on an analysis of estimated undiscounted operating earnings from the operations of each specific business. In addition, management considers any events and circumstances occurring during the year which might have an impact on such carrying value or remaining amortization periods. No such events or circumstances indicating impairment were identified prior to 1995.

         Upon early adoption of SFAS 121, management performed an evaluation of the carrying value and remaining amortization periods of unamortized amounts. In connection with the ongoing application of SFAS 121, management performs such an evaluation whenever events or changes in circumstances occur which indicate such carrying values may not be recoverable. With the exception of the matters related to goodwill impairment discussed in Note 2, no such events or changes in circumstances were identified during 1997, 1996, or 1995.

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

         Costs of medical services are recorded as expenses in the period in which they are incurred. Accrued medical claims are based upon costs incurred for services rendered prior to the balance sheet date. Incurred but not reported medical claims are estimated by the Company based on trends, experience and judgment. The ultimate amount of such claims may differ from amounts provided and such adjustment will be reflected in the period in which such differences become apparent. Losses on contracts for fully insured coverage are accrued when management determines that it is probable that the costs of providing medical care will exceed the premiums received.

I. Presentation of Expenses

         Physician and other provider services costs and expenses are comprised primarily of fees paid to physicians and other healthcare providers and include medical supplies and pharmaceutical expenses in the clinic operations.

         Medical support services costs and expenses include all the direct costs and expenses of managing clinics, as well as billing, collection and physician business management services costs and expenses.

         Selling, general, and administrative costs and expenses include all other operating expenses.

J. Per Share Data

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has adopted SFAS 128, as of December 31,1997, and has restated all prior periods presented to conform with the requirements of SFAS 128. Basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and the dilutive potential common shares, such as dilutive stock options and warrants. The computation of diluted net loss per share of common stock was antidilutive in each of the periods presented; therefore the amounts reported for basic and diluted are the same.

K. Stock-based Compensation

         The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plan since the options were granted at the stock's then current market value. In addition, no pro forma disclosure of net income and earnings per share, in accordance with Statement of Financial Accounting Standards No. 123, has been provided due to the immaterial effect of the amount of stock-based compensation expense.

L. Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

M. Reclassifications

         Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1997 and 1996 presentation. Such reclassifications had no impact on net loss or shareholders' equity (deficit) as previously reported.

N. Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the specific requirements of SFAS 130.

         In June 1997, the FASB issued Statement of Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management is evaluating the specific requirements of SFAS 131.

2. GOODWILL IMPAIRMENT

         In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the carrying amount of the long-lived assets and identifiable intangibles associated with assets specifically identified for sale was compared to the estimated fair value of the assets, less estimated costs to sell. Fair value was based on the estimated amount at which the assets could be sold in a current transaction based on management's evaluations and discussions with the Company's outside financial advisors. This reevaluation resulted in an impairment loss recognized in the second quarter of 1997 of $4,200,000 for Better Health Plan, Inc. ("BHP"). In addition, the Company recognized an impairment loss of $143,000 in the fourth quarter of 1997.

         The $4,200,000 impairment loss is in addition to impairment losses totaling $13,562,000 recorded in 1996. The primary reason for the additional impairment loss recorded in the second quarter of 1997 was the decline in the estimated amount at which BHP assets could be sold.

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

         Coastal Physician Services , Inc. - The primary underlying factor contributing to the decision to reevaluate the carrying value of goodwill associated with certain acquired operations of Coastal Physician Services, Inc. ("CPS") was the termination of a significant number of contracts. The reevaluation resulted in a $2,989,000 write-off of goodwill in 1996 and $143,000 in 1997. In determining the amount of the impairment loss, the Company developed its best estimate of operating cash flows over the remaining business life cycle of both AHP and CPS based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Future cash flows, excluding interest charges, were discounted using the Company's weighted average cost of capital. These estimates reflected that the present value of the future cash flows was not adequate to recover the existing carrying amount of goodwill. Accordingly, the goodwill impairment loss was recognized to adjust the carrying amount to estimated fair value.

         During the fourth quarter of 1995, the Company recognized a goodwill impairment loss (included in Selling, general and administrative costs and expenses in the accompanying consolidated statements of operations) of $20,648,000 related to certain of its acquired operations . Such operations included HealthNet Corp., a New Jersey-based clinic operation acquired in 1994 ("HealthNet"), the clinics in south Florida, acquired at various dates, remaining after the divestiture described in Note 3 ("south Florida clinics"), and Medi/Tab Consulting Co., Inc., a New York-based billing operation acquired in 1992 ("Medi/Tab"). The impairment loss was primarily the result of current period, as well as historical and projected, operating and cash flow losses, which resulted in strategic and operational reviews of these businesses and an evaluation of the respective goodwill carrying values for possible impairment. The following is a summary by entity of the primary reasons for the operating losses as well as the resulting goodwill write-downs.

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

3. SIGNIFICANT TRANSACTIONS

         A substantial portion of the Company's consolidated operations consists of entities acquired in a succession of acquisitions during the period from January 1993 through November 1995. Additionally, the Company consummated a number of significant divestitures from November 1995 through December 1997. The following is a summary of certain accounting aspects of such acquisitions and divestitures, as well as a description of the more significant transactions.

         Certain of the Company's acquisitions were accounted for under the purchase method of accounting ("purchases"). Under this method, the assets and liabilities of the acquired entity were recorded at their estimated fair market values at the date of acquisition, any excess of the purchase price over the respective fair market value was accounted for as goodwill, and the results of operations of the acquired company are included in the Company's consolidated financial statements from the respective date of acquisition. The remaining acquisitions were accounted for under the pooling-of-interests method of accounting ("poolings"). Under this method, the assets and liabilities of the combined entity are recorded at their respective book values, and the Company's consolidated financial statements are restated for all periods presented to include the results of operations of the acquired entity.

A. South Florida
Original Acquisitions

         The Company's south Florida primary care clinic operations resulted from a series of acquisitions during the period from July 1993 through November 1995. Certain of such acquisitions were accounted for as purchases, while the remainder were accounted for as poolings.

         South Florida purchases consisted primarily of the July 1993 acquisition of Gold Star Medical Group ("Gold Star"), a network comprised of 13 primary care clinics. The initial purchase price for Gold Star was $12,000,000, with additional consideration to be payable if certain criteria were met. In June 1994 the Gold Star agreement was modified whereby the Company issued an additional 400,000 shares of its common stock (increasing goodwill by $11,220,000) and providing for additional consideration to be payable if certain criteria were met. Additional consideration was paid in July 1995 (a combination of cash and common stock) under the modified agreement, resulting in $1,000,000 of additional goodwill. In addition to Gold Star, south Florida purchases included a number of less significant acquisitions, which are included in the aggregate information under Other Acquisitions below.

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

1995 Divestiture

         On November 30, 1995 the Company sold 47 of its south Florida clinics for $51,300,000 in gross cash proceeds, subject to $3,000,000 held in escrow (included in prepaid expenses and other current assets on the accompanying consolidated balance sheets). The divested entities included both a portion originally accounted for as purchases (the "purchased portion") and a portion originally accounted for as poolings (the "pooled portion"). The purchased portion consisted primarily of Gold Star, as well as certain (but not all) of the less significant south Florida purchases; the pooled portion consisted of HMA/MMA and SHS/MAS.

         In 1995, the Company realized (on an aggregate basis) a gain on disposal, before applicable income taxes, of approximately $5,840,000, income tax expense on the transaction of $6,540,000, and a loss on the disposal on an after-tax basis of $700,000. The relationship of income tax expense on the transaction to the pre-tax gain is due to the add back of nondeductible goodwill related to the purchased portion.

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

         Because the disposal occurred within two years following acquisition of the entities comprising the pooled portion, the component of the total gain applicable to the pooled portion, less applicable income tax expense, is required to be classified as an extraordinary item in the accompanying consolidated statements of operations. The loss on the purchased portion, gross of applicable income taxes, has been included in Gain (loss) on divested assets, net in the accompanying consolidated statements of operations. In determining the breakdown of the transaction for purposes of disclosing the gain (loss) on the sale of the respective portions, proceeds have been allocated based upon the relative fair market values of the respective entities. The accounting bases for the respective portions were based on a specific identification of the entities comprising each portion. Provisions and transaction-related expenses which could not be specifically identified with either the purchased or pooled portion were allocated on a basis consistent with the allocation of proceeds. The direction and magnitude of the net impact of the respective portions (loss on purchased portion, gain on pooled portion) is due to the allocation of a majority of the proceeds to the pooled portion and the higher accounting basis which results under the purchase method.

B. Physicians Planning Group/Healthcare Automation Acquisition

         In August 1994, the Company issued 857,000 shares of its common stock in exchange for all of the outstanding shares of Physicians Planning Group, Inc. ("PPG"), a manager of primary care provider networks, and Healthcare Automation, Inc. ("HCA"), a billing services and network management company. This acquisition was accounted for as an immaterial pooling without restatement of prior results of operations. 1996 Divestiture

         Effective September 30, 1996, the Company sold certain assets of PPG and the common stock of HCA. The Company realized a net gain on the sale of PPG and HCA (included in Gain (loss) on divested assets, net in the accompanying statements of operations), of approximately $15,692,000 before applicable income taxes. Income tax expense on the transaction totaled $1,163,000, resulting in a gain on an after tax basis of $14,529,000.

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

1997 Divestiture

         On August 19, 1997, the Company sold certain assets of Better Health Plan, Inc. to the New York State Catholic Health Plan, Inc. for approximately $7,750,000 in cash. Due to the $4,200,000 goodwill impairment adjustment recorded in the second quarter of 1997, the loss was minimal. Certain assets of BHP were retained in order to satisfy certain liabilities. As of December 31, 1997 the amount of assets and liabilities were approximately equal.

E. Other Acquisitions

         In addition to the above described acquisitions, Coastal made a number of less significant acquisitions in 1995 and 1994. No acquisitions were made during 1997 or 1996. Such acquisitions consisted of (in 1995) 18 practices, two hospital-based contract management firms, a practice management company and a physician search company and (in 1994) 31 physician practices, a billing company, a consulting company and a physician placement company. Aggregate consideration for these other acquisitions was (in 1995) $25,861,000 (consisting of $23,566,000 in cash and $2,295,000 in the Company's common stock) and (in
1994)  $20,898,000  (consisting of  $10,045,000  in cash and  $10,853,000 in the
Company's common stock). These acquisitions were all accounted for as purchases. The following unaudited pro forma results of operations (on an aggregate basis for all of these acquisitions and BHP) assume all purchases occurred as of the beginning of the respective periods presented after giving effect to certain adjustments, including the amortization of the excess of cost over the fair value of net assets acquired, increased interest expense on acquisition debt and related income tax effects.

                      Year ended December 31, 1995
                  (In thousands, except per share data)

Operating revenue, net                                                $ 825,282
                                                                      ---------
Loss before extraordinary item                                          (64,339)
Extraordinary gain                                                       16,237
                                                                      ---------
Net loss                                                              $ (48,102)
                                                                      =========
Loss per share:

Loss before extraordinary item                                        $   (2.72)
Extraordinary gain                                                          .69
                                                                      ---------
Net loss                                                              $   (2.03)
                                                                      =========

F. Divestitures of Certain Practice Management Services and Clinics

         On December 31, 1997, the Company and certain subsidiaries of the Company closed a transaction pursuant to which the Company sold to Scott Medical Group, LLC ("Scott Medical") the following assets: (i) all of the issued and outstanding stock of Integrated Provider Networks, Inc., a North Carolina corporation ("IPN") which provides practice and physician management services to professional corporations; (ii) all of the issued and outstanding stock of Practice Solutions, Inc., a North Carolina corporation ("PSI") which provides billing services to freestanding physician practices and clinics, including those under management by IPN; (iii) all of the issued and outstanding stock of Sunlife OB-GYN Services of Broward County, Inc., a Florida corporation ("Sunlife"); (iv) substantially all of the assets of Ft. Lauderdale Perinatal Associates, which operates two physician clinics located in Plantation, Florida, and Physician Access Center, which operates a clinic in San Francisco, California (collectively the "Additional Clinics"); and (v) certain accounts receivable of Sunlife (the "Sunlife Receivables") which had previously been sold to NPF-XI, Inc. pursuant to a series of receivables securitizations and other financing arrangements between the Company and subsidiaries of National Century Financial Enterprises, Inc. Scott Medical is a privately held limited liability company which is controlled by Steven M. Scott, M.D., the Chairman and Chief Executive Officer of the Company (See Note 11 Related Party Transactions). The purchase price was $10,100,000, paid $5,000,000 in cash at the closing with the balance paid with a short term promissory note in the principal amount of $5,000,000 (the "IPN Note) and a receivable from the purchaser in the amount of $100,000, both of which were paid in full in January 1998. The purchase price was reduced by approximately $192,000 due to an increase in the liabilities of IPN (including Prim Med, Inc., its wholly owned subsidiary) and PSI from the liabilities as shown on their September 30, 1997 balance sheets. The loss on the sale was approximately $1.2 million. The purchase price may be further reduced if the actual collections of the outstanding accounts receivable of IPN, Prim Med, Inc. and the professional corporations under management by IPN totaling $2.4 million, varies five percent from the value of said receivables as agreed upon by the parties. Management believes that it has made adequate provision for any adjustments which may occur.

         In addition, Scott Medical gave a promissory note (the "Receivables Purchase Note") as the consideration for Scott Medical's purchase of the Sunlife Receivables. The principal amount of the Receivables Purchase Note is $1,000,727, the book value of the Sunlife Receivables. The Receivables Purchase
Note is subject to adjustment if the actual collections with respect to the Sunlife Receivables varies five percent from the principal amount of the Receivables Purchase Note. Management believes that it has made adequate provision for any adjustments which may occur. The Receivables Purchase Note bears interest at the applicable federal rate, payable quarterly, with all principal and accrued but unpaid interest payable in full on October 31, 1998.

         The Company sold certain assets related to seven primary care clinics operated by the Company (the "South Florida Clinics") and the billed medical accounts receivable from two additional Clinics previously managed by IPN (the "Clinic Receivables") to Scott Medical. Subsequent to that sale of assets, IPN and PSI provided billing services and some management services to the South Florida Clinics for Scott Medical. Subsequent to the May 31, 1997 closing, IPN advanced certain expenses for the benefit of Scott Medical with respect to these clinics. As part of the December 31, 1997 closing referred to above, Scott Medical assumed all the obligations of a lease which was leased by CHG Properties, Inc. for use by IPN and PSI as administrative and billing offices from a subsidiary of the Company at 3000 Croasdaile Drive, Durham, North Carolina. The landlord at 3000 Croasdaile Drive is Chateau Limited Liability Company ("Chateau"), a privately held limited liability company which is controlled by Steven M. Scott, M.D. The estimated balance of the gross lease payments that were due under the Chateau lease after October 31, 1997 is $2,778,056. The parties negotiated a release fee for the Chateau lease of $750,000. This amount was credited against the amount Scott Medical owes the Company relating to the purchase of the South Florida clinics in May of 1997, such that the net amount owed to the Company and/or affiliates by Scott Medical is $1,618,235. At the closing of the December 31, 1997 transaction, Scott Medical delivered a promissory note in the principal amount of $810,283 payable to an affiliate of the Company bearing interest at the applicable federal rate with interest payable quarterly and the entire balance due in one (1) year.

G. HealthNet Divestiture

         Effective November 30, 1996 the Company sold certain assets of the HealthNet Medical group operations of Physicians Planning Group, Inc. ("HealthNet"), the Company's New Jersey-based clinic operations, for approximately $10,500,000 in cash. HealthNet consisted of nine primary care sites in New Jersey and New York. The Company realized a gain of approximately $8,300,000 which is included in Gain (loss) on divested assets, net in the accompanying statements of operations.

H. MedCost Divestiture

         Effective November 22, 1996 MedCost, Inc., one of the Company's managed care entities, was sold for approximately $15,000,000 in gross cash proceeds from the transaction and recorded a gain of approximately $12,200,000 which is included in Gain (loss) on divested assets, net in the accompanying statements of operations.

4. TRADE ACCOUNTS RECEIVABLE AND OPERATING REVENUE

         Trade accounts receivable, net, consisted of the following:

                               As of December 31,

                              Dollars in thousands
                                                          1997           1996
                                                        --------      ---------
Gross trade receivables                                 $ 36,477      $ 184,579
                                                        --------      ---------
Less allowance for contractual adjustments and
uncollectibles                                           (12,865)       (97,169)
                                                        --------      ---------
Trade accounts receivable, net                          $ 23,612      $  87,410
                                                        ========      =========


Operating revenues, net consisted of the following:

                                            For the years ended December 31,
                                                 Dollars in thousands
                                           1997         1996            1995
                                        ---------     ---------     -----------
Gross non-capitated revenue             $ 451,596     $ 692,665     $   962,118

Gross capitated revenue                   163,533       145,105         101,420
                                        ---------     ---------     -----------
Total gross revenue                       615,129       837,770       1,063,538
Less contractual adjustments and
uncollectibles                           (190,288)     (285,661)       (253,151)
                                        ---------     ---------     -----------
Operating revenue, net                  $ 424,841     $ 552,109     $   810,387
                                        =========     =========     ===========


In June 1997, the Company and certain of its subsidiaries entered into a Sale and Subservicing agreement with NCFE, whereby certain eligible accounts receivable and rights to future receivables were sold. The transaction is more fully discussed in Note 7. Receivables and rights to future receivables sold were purchased at their approximate book value, and therefore no gain or loss was recorded on the sale. Gains or losses may be recognized in future periods, depending upon cash collections. The cash received for the rights to future receivables was recorded under long-term debt in the accompanying consolidated balance sheets.

5. DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has very limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage interest rate risks.

         On March 31, 1995, the Company entered into a fixed interest rate hedge contract with a financial institution. Under the terms of the contract, the Company pays a fixed rate of 8.45% on a notional amount of $6,600,000, which amortizes quarterly by $235,714 beginning July 3, 1995. In return, the financial institution pays the Company a floating rate of interest calculated using the three-month LIBOR plus 1.125%. The contract expires on March 31, 2002. The difference between the amounts paid and the amounts received are recognized as adjustments to interest expense.

6. PROPERTY AND EQUIPMENT

         The cost, accumulated depreciation, and book value of property and equipment are summarized as follows:

                                                               December 31,

(In Thousands)                                           1997               1996
                                                         ----               ----
Land                                                    2,511              2,511
Buildings                                               3,184              3,184
Leasehold improvements                                  3,088              6,009
Construction in progress                                  206                675
Furniture and equipment                                20,892             27,198
Automobiles                                               198                259
                                                     --------           --------
Total                                                 $30,079             39,836
Less accumulated depreciation                        (19,737)           (20,795)
                                                     --------           --------
Net property and equipment                           $ 10,342           $ 19,041
                                                     ========           ========

7. BORROWINGS

         Long-term debt consisted of the following:

                                                               December 31,
                                                               ------------
(In Thousands)                                              1997         1996
                                                          --------     --------
Borrowing under reducing revolving credit                 $     --     $ 43,069
facility
Borrowing under overline facility                               --       24,813
Funds received from NCFE                                    72,018           --
Term note payable in monthly installments through
     November 1998 bearing interest at 8.25%                 1,489        3,286

Obligations under capital leases                             3,022        2,900
Term note payable in quarterly installments
     through 1999 bearing interest at 8.0%                     611          935
Other                                                           87          926
                                                          --------     --------
Total                                                       77,227       75,929
Less current maturities                                     (2,529)     (71,130)
                                                          ========     ========
Long term portion                                         $ 74,698     $  4,799
                                                          ========     ========

         During 1994,  the Company  obtained an  extension of its Senior  Credit
Facility with its bank lenders whereby the Company could borrow up to $200,000,000, consisting of a $50,000,000 3-year revolving credit facility to be used for working capital purposes ("Working Capital Facility") and a $150,000,000 7-year reducing revolving credit facility ("Acquisition Facility") to be used for acquisitions.

         The Senior Credit Facility contained covenants that, among other things, required the Company to maintain certain financial ratios and imposed certain limitations and prohibitions on the Company with respect to additional indebtedness, mergers or acquisitions, liens and encumbrances, dispositions of assets, transactions with related parties, investments and the payment of dividends.

         On June 30, 1995, the Company was deemed to be in violation of certain covenants of the Senior Credit Facility. The Company and its bank lenders entered into a number of amendments and agreements over the period August 10, 1995 until June 10, 1997 when the bank debt was repaid in full. During this period the Company at various times was in violation of certain of the covenants of the Senior Credit Facility and was required to pay interest at the default rate, as defined in the Senior Credit Facility. In addition, during this period the Company was required to pay to the bank lenders certain net proceeds received in connection with the sale of certain operations. In 1996, the Company also granted common stock purchase warrants to the lenders entitling them to purchase at par value up to 1,254,509 shares of its common stock. A portion of the warrants vested immediately, with the balance subject to cancellation based upon the Company's compliance with a specified repayment schedule. Warrants to purchase 250,902 shares were canceled as a result of $40 million in payments made by the Company prior to January 2, 1997. Warrants covering 186,789 shares have been exercised. The remaining warrants, covering 816,818 shares, have vested.

         On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with various subsidiaries of NCFE. The Sale

Agreements provide for accounts receivable purchase commitments totaling $151 million for the purchase of the Company's healthcare receivables from third party payors that meet specified eligibility requirements. Certain Sale Agreements create facilities for the purchase of up to $36 million of receivables and terminate on July 1, 1998. As a result of the sales of certain operations of the Company in 1997, the facilities have been reduced to $23 million as of December 31, 1997. The Company entered into amendments to these facilities, whereby the commitment was extended until July 1, 2000. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.9% to approximately 12.5% per annum on the outstanding amount of uncollected purchased receivables.

         Pursuant to a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $40 million through July 1, 1999. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The availability under the line of credit is reduced, at the option of NCFE, in an amount equal to one-half of the net proceeds received in connection with the sale of specified assets, but not below $15 million. The line of credit expires June 15, 1999. The line of credit is secured by substantially all of the assets of Coastal Physician Group, Inc., including pledges of the common stock of each of its subsidiaries.

         On June 10, 1997, the Company used proceeds of approximately $82 million from sales of its existing receivables and rights to future receivables to repay outstanding balances under the restructured Senior Credit Facility with its bank lenders which terminated on that date. All collateral held by the lenders under those facilities was released. As of December 31, 1997, the Company had received funds from NCFE totaling approximately $72.5 million for which repayment has been waived until July 1, 1999, provided the Company remains in compliance with the terms and conditions of its various agreements with NCFE. The Company remains dependent upon NCFE to continue to purchase eligible accounts receivable and to provide funds pursuant to the $40 million revolving line of credit described above in order to fund its operations.

         The assets represented by the obligations under capital leases shown above consist primarily of one building having a cost basis of $3,041,000 and accumulated depreciation of $650,000 and $553,000 as of December 31, 1997 and 1996, respectively.

         The following is a schedule of maturities of long-term debt and minimum lease payments under capital leases as of December 31, 1997 (in thousands):

                           Long term debt      Capital leases           Total

1998                              $ 2,103              $  434        $  2,537
1999                               72,022                 452          72,474
2000                                    4                 470             474
2001                                    4                 488             492
2002                                    5                 249             254
Thereafter                             66               3,023           3,089
                                  -------               -----         -------
Totals                            $74,204              $5,116         $79,320
                                  =======              ======         =======

Less amount representing interest on capital leases
                                                                        2,093
                                                                       77,227
                                                                      -------
Less current maturities                                                 2,529
                                                                      =======
                                                                      $74,698
                                                                      =======

8. INCOME TAXES

         Benefit (provision) for income taxes consisted of the following:

                                                  Years Ended December 31,
(In Thousands)                                1997         1996           1995
                                              ----         ----           ----
Current:
     Federal                                 $1,400      $ 4,452        $17,976
     State                                       --       (2,181)         1,432
Deferred:
     Federal                                     --       (5,638)          (973)
     State                                       --         (769)        (1,299)
                                             ======      =======        =======
Benefit (provision) for income
taxes                                        $1,400      $(4,136)       $17,136
                                             ======      =======        =======

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

(In Thousands)                                          Years Ended December 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Deferred tax assets:

   Net Operating loss carry forward                     $ 81,306       $ 37,235
   Reserve for liabilities                                 4,066         15,988
   Depreciation of property and equipment                    218            (39)
   Other                                                   2,427          4,167
                                                        --------       --------
Total gross deferred tax assets                         $ 88,017       $ 57,429
Less valuation allowance                                 (86,333)       (54,334)
                                                        --------       --------
Net deferred tax assets                                 $  1,684       $  3,056

Deferred tax liabilities:

   Deferred revenue and prepaid expenses                $  1,684       $  2,376
   State income taxes                                         --            162
   Other                                                      --            557
                                                        --------       --------
Total gross deferred tax liabilities                       1,684          3,056
                                                        --------       --------
Net deferred tax assets                                 $     --       $     --
                                                        ========       ========

         The valuation reserve for deferred tax assets as of December 31, 1995 was $2,887,000. The net change in the total valuation reserve for the years ended December 31, 1997 and 1996 was an increase of $31,999,000 and $51,447,000, respectively. Due to the recent history of losses by the Company, it is the view of management that a valuation reserve is necessary for the net deferred assets of the Company.

         As of December 31, 1997 the Company had federal loss carryforwards of approximately $186,000,000. In addition, as of December 31, 1997, the Company had state loss carryforwards of approximately $256,000,000. These net operating loss carryforwards expire at various dates to 2013. As of December 31, 1997, approximately $14,000,000 of the company's federal loss carryforward is subject to an annual limitation of $8,400,000, and $172,000,000 is not presently subject to any limitations. The federal and state loss carryforwards will be reduced by approximately $16,000,000 and $19,000,000, respectively, as a result of the sale of Doctors Health Plan in 1998 (See Note 17).

         The Company  experienced  a change in  ownership  within the meaning of
Section 382 of the Internal Revenue Code during July 1996. A change in ownership occurs when there is a more than 50% change in ownership, computed using 5% or more shareholders, over a period of time not to exceed 3 years. As of December 31, 1997, the Company's cumulative ownership change since July 1996 was approximately 28%. Should future ownership cause a more that 50% cumulative change, the Company's ability to use federal and state loss carryforwards could be subject to significant limitation.

         A reconciliation of the benefit (provision) for income taxes to the amount computed by applying the 34% statutory federal income tax rate is as follows:

                                                         Years Ended December 31,
                                                         1997      1996      1995
                                                        -----     -----     -----
"Expected benefit" (provision)                           34.0%     34.0%     34.0%
State income taxes, net of federal income tax effect      8.1      (1.5)      0.1
Nondeductible purchased goodwill                          6.9      (7.7)    (13.5)
Change in valuation reserve                             (46.5)    (28.2)       --
Other                                                    (0.8)      0.5       0.7
                                                        -----     -----     -----
"Actual" benefit (provision)                              1.7%     (2.9%)    21.3%
                                                        =====     =====     =====

9. CAPITAL STOCK

         On January 20, 1995, the Board of Directors adopted a Shareholder Rights Plan, under which the Company distributed a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of the Company's common stock. Each Right becomes exercisable upon the occurrence of certain events for one one-hundredth of a share of Junior Participating Cumulative Preferred Stock, par value $.01 per share, at a purchase price of $120 subject to modification. Under the Shareholder Rights Plan, 500,000 shares of Junior Participating Cumulative Preferred Stock have been reserved for issuance. The Rights currently are not exercisable. Pursuant to an amendment to the Shareholder Rights Plan (effective June 3, 1997), the Rights will become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's outstanding shares of common stock, or in the case of a group consisting of Dr. Scott and his associates and affiliates (the "Scott Group"), more than 55% of the Company's outstanding shares of common stock. Prior to December 27, 1996, the Rights were exercisable when a person or group acquired beneficial ownership of 15% or more of the Company's outstanding shares of common stock, or in the case of the Scott Group, 33.2%
or more. The Rights, which expire on February 3, 2005, are redeemable in whole, but not in part, at the Company's option at any time for the price of $.01 per Right.

         On January 21, 1997, the Company authorized 47,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 32,500 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and on June 3, 1997, authorized 1,200,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"), each series with a par value of $0.01 per share. On February 21, 1997, the Company increased the number of authorized shares of Series B Preferred from 32,500 to 33,000. Following the Trigger Date (as defined below), shares of the Series A Preferred, the Series B Preferred, and the Series C Preferred are convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A Preferred, Series B Preferred, or Series C Preferred. The Trigger Date means the date on which the conversion feature of each series of preferred stock is approved by the Company's common shareholders. On January 21, 1997, the Company reserved 800,000 shares of common stock for issuance upon conversion of the Series A Preferred and Series B Preferred, and on June 3, 1997, reserved 12,000,000 shares of Common stock for issuance upon conversion of the Series C Preferred. The conversion feature was approved at the Company's annual meeting of shareholders on August 29, 1997.

         On October 23, 1997, Dr. Steven M. Scott, Coastal's Chief Executive Officer, a director and largest shareholder, converted 46,033 shares of the Company's Series A Preferred Stock into 460,330 shares of the Company's common stock, 32,739 shares of the Company's Series B Preferred Stock into 327,930 shares of the Company's common stock and the 1,084,983 shares of the Company's Series C Preferred Stock into 10,849,830 shares of the Company's common stock.

         On December 30, 1997, the Company issued 1,000,000 shares of common stock (valued at approximately $938,000 at the time of issuance) to NCFE to satisfy fees of $1,046,000 owed to NCFE in connection with the closing of the June 6, 1997 Sale and Subservicing Agreements as discussed in Note 7. In addition, the Company issued 200,000 shares of common stock to vendors in lieu of cash payments for services rendered in December 1997.

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

         The Company and each of its independent contractor physicians obtain their professional liability insurance coverages on their own behalf from various insurance carriers. Several insurance carriers who underwrote certain portions of these coverages from 1986 to 1992 have announced a moratorium on the payment of claims or have established plans to pay claims in the future based on formal plans of arrangement. The Company has receivables of approximately $3,243,000 at December 31, 1997 (included in other assets in the accompanying consolidated balance sheets) related to certain claims for which reimbursement is still pending. Management believes that this amount is collectable.

         The Company and certain independent contractor physicians are defendants in various medical malpractice lawsuits arising under the 1990 policy year for medical malpractice insurance. The primary layers of medical malpractice insurance for that policy year have been exhausted, and pending and unasserted claims for that policy year are covered by a reinstatement insurance policy, with coverage that varies somewhat from the primary coverage. Under the reinstatement insurance, the Company must advance the costs of defense and settlement of claims and seek reimbursement from the insurers. Insurers responsible for 70% of the reinstatement insurance are in receivership or liquidation status and are not paying claims currently.

         In August 1995, the Company entered into an agreement with a data processing service provider pursuant to which the Company agreed to purchase approximately $58,000,000 in services through 2005. In August 1997, the Company reached an agreement to terminate the contract effective September 30, 1997 and pay approximately $4.4 million for prior services rendered and to obtain a release from the contract. In June 1997, the Company entered into an agreement with an alternative provider of data processing services. The agreement is for a period of two years, ending in June 1999. Under terms of the agreement, the Company is obligated for monthly fees based upon usage, with a minimum monthly fee of $50,900.

         The Company entered into a long-term contract for telecommunications services which initially obligated the Company to purchase approximately $39,500,000 in services through 2005. In December 1997, the Company and the service provider entered into a revised agreement that provides for the Company to use the service provider as the exclusive voice and data long distance provider. The agreement expires on December 31, 2002 and provides for financial penalties should the Company terminate the agreement prior to that date, without cause. Under terms of the agreement the Company is obligated to pay a monthly fee that is adjusted based upon usage by the Company.

         The Company leases and occupies two office buildings, totaling approximately 52,000 square feet, located in Durham, North Carolina. The lease requires the Company to lease the properties until it purchases the properties no later than June 30, 2002. The purchase price ranges from $5,342,000 to $6,131,000 depending upon the date of purchase. The lessor has the option of requiring the Company to purchase the properties upon 75 days' notice, subsequent to January 1, 1998.

         The Company leases an additional building in Durham, North Carolina that contains approximately 21,600 square feet of space. The lease requires the Company to purchase the leased property, prior to the termination of the lease on June 30, 2002. The purchase price ranges from $3,142,000 to $3,606,000 depending upon the date of purchase. The lessor has the option of requiring the Company to purchase the properties upon 75 days' notice, subsequent to January 1, 1998.

         Following the announcement of the Company's first quarter operating results on April 27, 1995, four class action lawsuits were commenced by certain shareholders against the Company and certain of its current and former officers and directors in the United States District Court for the Middle District of North Carolina. These lawsuits were consolidated into a single consolidated and amended complaint styled In re Coastal Physician Group, Inc. Securities Litigation, and class certification was granted. The consolidated, amended complaint sought unspecified damages for alleged violations of the federal securities laws and common law negligence related generally to the issuance of allegedly false and misleading statements about the Company's operations and present and future prospects. This litigation was settled following a court ordered mediation in which the Company and its insurers agreed to contribute $8,150,000 to a settlement fund to be used to compensate the class members. The Company's contribution to the settlement was $1,000,000 and was paid in February 1998. The final settlement is subject to Court approval and is contingent upon not more than five percent of the class members opting out of the settlement.

         The Company and certain of its current and former officers and directors have been named defendants in a purported shareholder class action lawsuit that was filed in North Carolina state court. On August 27, 1997, the Court entered an Order denying class certification and the plaintiffs have appealed this order. In a companion case, a similar action was filed in United States District Court for the Middle District of North Carolina alleging common law fraud and negligent misrepresentation against the Company. The Company has filed motions to dismiss that are currently pending. The Company intends to vigorously defend its position, but at this stage of the litigation, exposure to the Company cannot be determined.

         On October 31, 1996, three cases were filed in the Circuit Court for Palm Beach, Florida seeking statutory damages for alleged violations of Section
559.79 of the Florida Consumer Collection Practices Act statute as a result of invoices mailed for medical services rendered by contract physicians in emergency departments for which the Company provided physician staffing services. Plaintiffs have amended their complaints and are seeking only statutory damages. Plaintiffs have also filed a motion seeking class certification which is currently pending before the court. The Company believes that it has several defenses and intends to vigorously defend the action. At this stage of the litigation, exposure to the Company cannot be determined; however, it is possible that there could be liability in excess of insurance coverage available to the Company.

         The Company has voluntarily disclosed to the Department of Justice that a possible overpayment from Medicare occurred. Since the Company's voluntary disclosure, the company has cooperated in the review by the Department of Justice. The final resolution of this matter is pending; however, management believes that it has made adequate provisions for the Company's liability in this matter.

         On February 4, 1998, Jacques J. Sokolov, M.D., who previously served as Chairman of the Company and President of Advanced Health Plans, Inc., a subsidiary of the Company, filed a Demand for Arbitration alleging various breaches of his employment contract dated November, 1994 with the Company. The Company has objected to the conduct of the arbitration in California and has requested that the arbitration hearings be held in North Carolina. The Company intends to vigorously defend its position, but at this stage of the litigation, exposure to the Company cannot be determined.

         On June 17, 1997, Henry J. Murphy, who was President and Chief Executive Officer of the Company from November 1, 1996 to February 28, 1997, filed a lawsuit against the Company alleging that the Company has failed to make certain incentive payments to him under his prior written employment agreement. The Company intends to vigorously defend its position, but at this stage of the litigation, exposure to the Company cannot be determined.

         The Company and its subsidiaries are involved in various legal proceedings incidental to their businesses, substantially all of which involve claims related to the alleged medical malpractice of contracted physicians, contractual and lease disputes or individual employee relations matters. In the opinion of the Company's management, no individual item of litigation or group of similar items of litigation, taking into account the insurance coverage available to the Company, is likely to have a materially adverse effect on the Company's financial position or results of operations.

         The Company has been notified by the New York Stock Exchange ("NYSE") that it is not currently in compliance with certain listing requirements of the NYSE. Management is in discussions with representatives of the New York Stock Exchange concerning the listing requirements but cannot, at this time, assess the outcome of these discussions on the Company or its stock.

11. RELATED PARTY TRANSACTIONS

         The Company engages in transactions with American Alliance Holding Company and its affiliates ("Alliance"), Century American Insurance Company ("Century Insurance") and Quality Management Consultants, Inc., and affiliates thereof. Coastal's principal shareholder is the sole shareholder of Alliance. Amounts paid by the Company to these entities, net of amounts received, were $4,186,000, $5,135,000, and $3,371,000 for the years ended December 31, 1997,
1996, and 1995, respectively.

         The Company and certain of its subsidiaries sublease office space in Durham, North Carolina, consisting of approximately 59,000 square feet, from Alliance under sublease agreements. The building is owned by American Alliance Real Estate Corporation which leases the building to Century Insurance. During the years ended December 31, 1997 and 1996, the Company paid Century Insurance approximately $562,000 and $960,000, respectively, under these sublease agreements. The Company, American Alliance Holding Company and Century Insurance are all liable to the holder of a first mortgage on the property for the total rentals specified in the prime lease; however, the Company has an agreement of indemnity from American Alliance Holding Company, and American Alliance Holding Company has an agreement of indemnity from Century Insurance. The prime lease commenced in August 1988 and has a fifteen-year term requiring minimum lease payments of approximately $788,000 per year for years one through five, $959,000 per year for years six through ten and $1,166,000 per year for years eleven through fifteen.

         In addition, on March 31, 1995, the Company purchased an airplane from Alliance Aviation, Inc., a wholly-owned subsidiary of Alliance. The purchase price was $6,600,000, based upon a third-party appraisal performed on March 6, 1995. The airplane was sold to an unrelated third party on May 9, 1996 for $6,200,000.

         The Company leased office space from corporations controlled by the principal shareholder of Coastal. Rent paid during 1997, 1996, and 1995 was $286,000, $1,513,000, and $517,000, respectively. As discussed in Notes 3 and 11, the Company entered into a termination of the remaining lease obligations for certain office space under lease through 2002.

         The Company holds several unsecured promissory notes bearing interest at rates from 5.84% to 12% per annum in the aggregate amount of $8,003,000, as well as several other receivables in the amount of $1,402,000 as of December 31, 1997 from Scott Medical LLC. The promissory notes and other receivables arose in connection with the acquisition of IPN, PSI, Sunlife, the South Florida Clinics, the Additional Clinics, the Sunlife Receivables and the Clinic Receivables by Scott Medical LLC in May and December, 1997 as discussed in Note 3. In January 1998, the Company received $5,000,000 from Scott Medical LLC in full payment of the IPN Note and $100,000 in connection with the purchase of IPN.

         The Company holds unsecured notes receivable bearing interest at rates ranging from 8.5% to 10% (prime plus 1.5%) from shareholders totaling
$1,963,000,  $1,651,000  and  $1,879,000  at December 31,  1997,  1996 and 1995,
respectively. The Company has recorded an allowance of $1,963,000, $1,651,000 and $1,879,000 against the note receivable balances at December 31, 1997, 1996 and 1995, respectively, pending the result of current litigation.

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

         Simultaneous with the NCFE transaction, as explained in Note 7, Dr. Scott invested $10 million in cash in the Company and received 1,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock subject to approval by the Company's common stockholders, is convertible into 10,000,000 shares of common stock. In addition, Dr. Scott received 84,983 shares of Series C Preferred Stock and 240,000 shares of common stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million. After approval at the Company's annual meeting in August 1997, the Series C Preferred Stock was converted into 10,000,000 shares of common stock.

         On March 3, 1998, Dr. Walls made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 3, 1998 bearing interest at 10% per annum. The debenture is convertible at maturity into shares of common and preferred stock. The debenture is convertible at the holder's option into the Company's common stock at a conversion rate equal to the lower of the 10 trading days average closing price of the Company's stock as of the date of the issuance of the debenture or the average closing price for the 10 trading days prior to the maturity date of the debenture. The conversion price for the preferred shares is ten times the conversion price for the common stock. The number of common shares that can be acquired upon conversion of the debenture cannot exceed 1% of the common stock of the Company outstanding on the conversion date. The balance is convertible into a new series of preferred stock that is convertible into 10 shares of common stock for each share of preferred stock. If issued, the preferred stock would be convertible only upon approval of the Company's shareholders.

         On May 1, 1998, the debenture was assigned to Dr. Scott. Dr. Scott has agreed not to demand payment on the debenture until 1999, but is able to seek conversion of the debenture in accordance with the terms set forth above.

12. OPERATING LEASES

         The Company leases office space (see Note 11) and equipment under noncancelable operating leases which have terms of one to five years remaining at December 31, 1997. Rent expense related to noncancelable office space and equipment leases amounted to $9,963,000, $15,614,000, and $16,800,000, for the
years ended December 31, 1997, 1996, and 1995, respectively.

         Future minimum lease payments required under noncancelable operating leases as of December 31, 1997, are as follows: 1998 - $3,664,000; 1999 - $3,284,000, 2000 - $2,730,000, 2001 - $1,359,000; 2002 - $391,000 and thereafter not material.

13. STOCK OPTIONS AND STOCK COMPENSATION

         At December 31, 1997, the Company had four stock-based compensation plans, which are described below. The Company continues to apply APB Opinion 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its three fixed stock option plans and its stock purchase plan since options were issued at the stocks' then current market value. The Company did not adopt the new fair value based method of accounting for stock compensation plans. Under FASB 123, companies that do not adopt the fair value based method of accounting for stock compensation plans and continue to follow the provisions of APB Opinion 25, are required to make pro forma disclosures of net income and earnings per share as if they had adopted the fair value accounting method. Had compensation cost for the Company's four stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, there would have been no material effect on the Company's net loss and loss per share for the years ended December 31, 1997, 1996 and 1995.

         The Company adopted, on May 8, 1991, an incentive stock option plan primarily for selected key employees. Under the plan, options may be granted at not less than the fair market value of the stock at the date of grant. Options are exercisable at various times from the date of grant, as determined by the Compensation Committee of the Board of Directors (the "committee"), and expire after ten years from the date of grant. The Company has authorized 4,000,000 shares of common stock for grants of options under the incentive stock option plan. In 1987, the Company adopted a non-qualified stock option plan that allows for options to be granted at not less than 90% of the estimated fair market value of the stock at the date of grant. These options are exercisable at various times, as determined by the committee, and expire after ten years from the date of grant. The Company has authorized 4,000,000 shares of common stock for grants of options under the non-qualified stock option plan. Included in these non-qualified stock options (although not a part of the 1987 non-qualified stock option plan) were options held by HEI directors and officers which became fully vested and were converted into options to acquire 169,000 shares of the Company's common stock upon consummation of the merger. The exercise price of the converted options ranged from $1.09 per share to $2.73 per share. All of the converted options were exercised as of December 31, 1996. In 1994, the Company adopted a stock option plan for its independent directors. Under this plan, non-qualified stock options ("NSOs") may be granted at not less than the fair market value of the stock at the date of grant to directors who are not employed by the Company. The NSOs are exercisable after one year from the date of grant and expire after ten years from the date of grant. The Company has authorized 500,000 shares of common stock for grants of NSOs under this stock option plan.

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

         Under an employee stock purchase plan adopted in 1994, the Company is authorized to issue up to 1,000,000 shares of common stock to its full-time employees and part-time employees working 20 or more hours a week, all of whom are eligible to participate after six months of service. Under the terms of the plan, employees can choose to have from 1% to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lesser of the market price of the common stock as of the first or last day of each quarter. If no such price is reported for that day, the market price of the last preceding day for which such price is reported is used. Under the Plan, the Company sold 82,000 shares, 83,000 shares and 71,000 shares to employees in 1997, 1996 and 1995, respectively.

         A summary of the status of the Company's three fixed stock option plans as of December 31, 1995, 1996, and 1997, and changes during the years ended on those dates is presented below:

                                            1995                   1996                   1997
                                                Weighted-              Weighted-              Weighted-
                                                Average                Average                Average
                                      Shares    Exercise    Shares     Exercise    Shares     Exercise
Fixed Options                          (000)     Price       (000)      Price       (000)      Price
-----------------------------------------------------------------------------------------------------
Outstanding at beginning of
year                                  2,593     $ 28.67      3,145     $ 26.31      2,014     $ 25.60
Granted                               1,710       21.98        475        9.90        626        1.96
Exercised                              (149)       3.86        (63)       2.86         --          --
Reduction due to reprice in 1995       (462)      27.28         --          --         --          --
Forfeited                              (547)      27.24     (1,543)      23.23       (545)      12.46
                                      ---------------------------------------------------------------
Outstanding at end of year            3,145     $ 26.31      2,014     $ 25.60      2,095     $ 21.95
                                      ---------------------------------------------------------------
Options exercisable at year-end         368     $ 23.99        786     $ 22.60        827     $ 31.46
Weighted-average fair value of options
granted during the year                         $  9.60                $  2.70                $  1.96

The following table summarizes information about fixed stock options outstanding at December 31, 1997.

                                                                                Number
                             Number of        Weighted-Avg.                   Exercisable
                          Outstanding at        Remaining      Weighted-Avg.  at 12/31/97     Weighted-Avg.
                          12/31/97 (000)    Contractual Life  Exercise Price     (000)       Exercise Price

   Range of Exercise
$      1.50 to 5.25             631               9.44              1.99        $   5            $  5.25
     11.50 to 13.88             154               6.67             13.32           55              12.54
     14.00 to 25.75             243               6.59             23.34           64              17.50
     26.75 to 30.75             630               6.69             30.47          426              30.50
     34.00 to 43.82             437               6.78             40.65          277              40.37
-----------------------------------------------------------------------------------------------------------
$    1.50 to 43.82            2,095               7.52             21.95        $ 827            $ 31.46

14. RETIREMENT PLAN

         The Company has a qualified  contributory savings plan as allowed under
Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and requires a minimum contribution from the Company based on the participant's contribution. Participants may elect to defer up to 12% of their annual compensation by contributing the deferred amounts to the plan. The Company made contributions of

$760,000, $1,265,000 and $1,492,000 to the plan during the years ended December 31, 1997, 1996 and 1995, respectively.

15. REVENUES FROM A MAJOR CUSTOMER

         Certain subsidiaries of the Company (which were divested in 1995 as discussed in Note 3) provided health care services subject to affiliated provider agreements with entities affiliated with one HMO. For the years ended December 31, 1997, 1996 and 1995, approximately 0%, 0%, and 24%, respectively, of the Company's revenues were derived from such agreements. As of December 31, 1997 and 1996, the Company had no receivables from this HMO.

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is a summary of the unaudited quarterly results of operations:

                                                                 First        Second         Third        Fourth
Year ended December 31, 1997                                   Quarter       Quarter       Quarter       Quarter
Operating revenue, net                                       $ 124,714     $ 111,496     $  99,595     $  89,036

Operating loss                                                  (8,300)      (16,015)      (12,896)      (29,977)

Loss before income taxes and
extraordinary item                                             (11,566)      (21,627)      (16,969)      (33,219)

Net loss                                                       (11,566)      (21,627)      (15,569)      (33,219)

Loss per share before income taxes and
extraordinary item                                               (0.48)        (0.89)        (0.70)        (0.99)

Net loss per share                                               (0.48)        (0.89)        (0.64)        (0.99)

Weighted average number of shares
outstanding                                                     24,129        24,385        24,415        33,483

                                                                 First        Second         Third        Fourth
Year ended December  31, 1996                                  Quarter       Quarter       Quarter       Quarter
Operating revenue, net                                         152,734       146,038       137,805       115,532

Operating loss                                                  (9,909)      (22,398)      (29,677)      (63,045)

Loss before income taxes and
extraordinary item                                             (11,730)      (24,860)      (40,319)      (70,512)

Net loss                                                       (11,730)      (24,860)      (38,455)      (70,512)

Loss per share before income taxes and
extraordinary item                                               (0.49)        (1.04)        (1.69)        (2.95)

Net loss per share                                               (0.49)        (1.04)        (1.61)        (2.95)

Weighted average number of shares
outstanding                                                     23,791        23,839        23,862        23,883

17. SUBSEQUENT EVENTS

         In March 1998, the Company announced the sale of Doctor's Health Plan to DHP Holdings LLC., an entity that is controlled by Dr. Steven M. Scott, Chief Executive of Coastal Physician Group, Inc. for a purchase price of $5,993,000. Under terms of the sale, the Company received cash of $993,000 and a note in the amount of $5,000,000, bearing interest at the rate of twelve percent 12% per annum until paid. If the note is not paid in full within the earlier of (i) ninety (90) days from March 18, 1998 or (ii) forty-five (45) days after the Company gives the Purchaser notice that it intends to accept a Strike Price, the note is to be secured by collateral acceptable to the Board of Directors. For a period of twelve (12) months from the closing, the Company has the right to market and sell Doctors Health Plan to potential third party purchasers. If the Company locates a third party purchaser during the twelve (12) month period who is willing to purchase Doctors Health Plan at a price that exceeds the Strike Price, then Coastal may elect to have the sale take place. If the Company elects to sell to the third party, the Purchaser has the right to either (i) pay to the Company an amount equal to the amount that would have been received by the Company as a result of the sale to the third party or (ii) agree to consummate a closing and sale to the third party purchaser. The Strike Price is a price that will yield net proceeds of the sale (after payment of the costs to market and sell to a third party) in an amount equal to the Purchaser's net investment in Doctors Health Plan plus a twelve percent (12%) annualized return on the net investment. Purchaser's net investment shall be equal to Purchaser's purchase price plus Purchaser's contributions to Doctors Health Plan plus Purchaser's out-of-pocket costs to acquire, finance and operate Doctors Health Plan minus any distributions or dividends Purchaser receives from Doctors Health Plan.

         In April 1998, the Company entered into an agreement with NCFE to replace NPF-WL which was to expire on July 1, 1998 with a Sale and Subservicing Agreement that is under similar terms and conditions as NPF-WL. The new agreement expires July 1, 2000 and provides a commitment to purchase eligible accounts receivable up to $13 million.

         In May 1998, the Company entered into an agreement with NCFE to extend until June 15, 1999 and increase the availability to $40 million under a line of credit. This line of credit is secured by substantially all of the Company's assets and the stock of its subsidiaries.

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

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the executive officers and directors of the Company and executive officers of subsidiaries of the Company who have significant policy-making authority:

Name                               Age       Position
--------------------------------------------------------------------------------



Steven M. Scott, M.D.              50        Chairman of the Board, President
and Chief Executive Officer

Charles F. Kuoni, III              46        Executive Vice President, Chief
Financial Officer and Treasurer

Mitchell W. Berger (1)(2)          42        Director

Charles E. Potter (1)(2)           54        Director

Bertram E. Walls, M.D.             46        Director

Eugene F. Dauchert, Jr.            44        Director, Secretary, Executive Vice
President

Edward L. Suggs, Jr.               46        Director, President and Chief
Executive Officer, Healthcare                Business Resources, Inc.

Sherman  M. Podolsky, M.D.         47        Director, President, Coastal
Physician Services of South                  Florida, Inc.

-------------------------

(1) Member of the Audit Committee of the Board of Directors

(2) Member of the Compensation Committee of the Board of Directors

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

         Mr. Kuoni became Chief Financial Officer on September 15, 1997. Prior to that, Mr. Kuoni was a consultant to the Company, assisting management in developing its strategic business plan, refinancing the Company and implementing operational changes. For the period August 1994 to June 1996, Mr. Kuoni served as President of Travelmasters, Inc., a privately-held travel management company. From February 1990 until August 1994, Mr. Kuoni held a number of positions with the consulting firm of Buccino & Associates, Inc. His most recent position was that of Vice President and Engagement Manager. Mr. Kuoni received his Bachelor's degree in Accounting from Texas Christian University and his Master's degree from Northwestern University's Kellogg School of Management. Mr. Kuoni is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Illinois Society of Certified Public Accountants.

         Mr. Berger has been a director of the Company since September 1996. He is the President and Founder of Berger, Davis & Singerman, a law firm with offices located in Fort Lauderdale, Miami, and Tallahassee, Florida. Mr. Berger currently serves on the Board of Governors of the Nova University School of Business and was a Commissioner on the Florida Environmental Regulation Commission from 1991 to 1997. Mr. Berger was recently appointed by the Governor, and approved by the Florida Senate, to serve on the Board of the South Florida Water Management District and has been a member of the Board of the Student Loan Marketing Association (Sallie Mae) since 1994.

         Dr. Walls, a director since 1991, became President and Chief Executive Officer of Doctors Health Plan, Inc., a subsidiary of the Company, in February 1998. On March 18, 1998, the Company sold Doctors Health Plan, Inc. Dr. Walls also served as President of Coastal Physician Contract Services Group, Inc. from January through December 1994. Effective January 1, 1995, Dr. Walls became the President and Chief Executive Officer of Century American Insurance Company ("Century Insurance"). From 1992 to 1993, Dr. Walls was the President of Sunlife OB/GYN Services, Inc., a subsidiary of the Company, as well as its Chief Medical Officer from 1991 to 1993. From 1981 through 1990, Dr. Walls was in the private practice of obstetrics and gynecology with Valley Women's Center, P.A. in Fayetteville, North Carolina. He is board certified in obstetrics and gynecology and is a member of the clinical faculty at Duke University Medical Center. Dr. Walls received a B.S. degree in Science from North Carolina A&T State University and his medical degree from Duke University. He completed his residency in obstetrics and gynecology at Duke University Medical Center. In addition, Dr. Walls holds an MBA degree from the Duke Fuqua School of Business.

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

         Mr. Dauchert, a director since October 1996, became Executive Vice President in July 1997. He has also served as President and Chief Executive Officer of Coastal Physician Networks, Inc. ("CPN"), a subsidiary of the Company, since January 1, 1996. Prior to that, Mr. Dauchert served as President of Integrated Provider Networks, Inc., a subsidiary of CPN. Prior to joining the Company, Mr. Dauchert was a partner in the law firm of Moore & Van Allen, PLLC where he focused his practice on health care, corporate and tax matters for 16 years. Mr. Dauchert received a B.A. from the University of North Carolina at Chapel Hill and a J.D. degree with honors from the University of North Carolina School of Law. He is a member of the North Carolina and American Bar Associations, and is active in numerous health care sections of those organizations.

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

         Dr. Podolsky became a director on January 1, 1998, and is President of Coastal Physician Services of South Florida Inc., a subsidiary of the Company. Dr. Podolsky has also served as Senior Vice President of Medical and Corporate Affairs and Senior Medical Officer for Coastal Emergency Services of Ft. Lauderdale, Inc., a subsidiary of the Company, since 1991. He is a member of the American College of Emergency Physicians. He received his medical education from Chicago Medical School and completed his Emergency Medicine Residency at the University of California, San Francisco and is a member of the American College of Emergency Physicians. Prior to joining the Company, Dr. Podolsky held the position of Chairman of Emergency Medicine at Albert Einstein Medical Center in Philadelphia and also served on the faculty of UCLA and Stanford University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the common stock, to file initial reports of ownership and reports of changes in ownership of the common stock with the Securities and Exchange Commission (The "Commission"). Officers, directors, and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

         To the Company's knowledge, based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that no other reports were required for those persons during 1997, all Section 16(a) filing requirements applicable to the Company's officers, directors, and greater than ten percent shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation received by all individuals serving as the President and Chief Executive Officer of the Company during 1997, its four other most highly compensated executive officers who were serving as executive officers at December 31, 1997, and one additional individual who was one of the four most highly compensated executive officers during 1997 but was not an executive officer at December 31, 1997 (collectively, the "Named Executive Officers"), for services rendered to the Company or its subsidiaries during the years ended December 31, 1997, 1996 and 1995, as applicable:

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                              Compensation
                                                                              ------------
                                               Annual Compensation               Awards
                                               -------------------
                                                                Other Annual   Securities      All Other
                                          Salary      Bonus   Compensation(1)  Underlying    Compensation
Name and Principal Position         Year    ($)        ($)          ($)       Options/SARs(#)     ($)
-------------------------------------------------------------------------------------------------------------------
Steven M. Scott, M.D. (3)           1997   400,000         --            --           --          4,290
Chairman of the Board,              1996   333,333         --        12,806           --          5,296
President and Chief                 1995   333,333         --        51,492      103,529        165,818
Executive Officer of the
Company

Jacque J. Sokolov, M.D.             1997   233,333         --            --           --          2,817
Former Vice Chairman of the         1996   400,000    400,000            --           --          5,464
Board of the Company                1995   400,000    150,000            --        3,883          4,215
and Chief Executive
Officer, Advanced Health
Plans, Inc. (4)

Deborah L. Redd                     1997   228,154     63,563            --      100,000          4,167
Former Director and President,      1996   237,519     35,000            --       20,000          3,538
Coastal Managed Healthcare, Inc.    1995    47,163         --            --           --             70

Eugene F. Dauchert, Jr.             1997   160,000     54,745            --      100,000          4,405
Director and Executive Vice         1996   160,000      8,500            --           --          4,481
President                           1995   160,000         --            --       48,883          3,918

Edward L. Suggs, Jr.                1997   213,654     50,769            --      100,000          4,049
Director, President and             1996   190,000         --            --           --          2,442
Chief Executive Officer,            1995   188,539         --            --       40,000          3,754
Healthcare Business
Resources, Inc. (5)

(1) No unexercised options were in the money at fiscal year-end.

                                                                            Annual Compensation
                                                                            -------------------
                                                                Other Annual    Securities      All Other
                                           Salary      Bonus   Compensation(1)  Underlying     Compensation
Name and Principal Position         Year     ($)        ($)          ($)       Options/SARs(#)     ($)
-----------------------------------------------------------------------------------------------------------

Henry J. Murphy(3)                  1997    60,000    100,000            --           --            725
Former President and                1996    69,130         --            --       100,000(6)         --
Chief Executive Officer

Raymond A. Spillman                 1997   123,077     34,473            --           --            960
Former Senior Vice                  1996    66,847     10,000            --           --            240
President and General Counsel

-----------------

(1) Reflects imputed income for personal use of the Company's aircraft.

(2) Includes for 1997: (i) contributions made under the Company's 401(k) plan of $3,200, $2,400, $3,398, $3,563 and $3,563 for Dr. Scott, Dr. Sokolov, Ms. Redd,
Mr. Dauchert and Mr. Suggs, respectively, and (ii) premiums paid for term life insurance policies of $1,090, $417, $769, $842, $487, $725 and $960 for Dr.
Scott, Dr. Sokolov, Ms. Redd, Mr. Dauchert, Mr. Suggs, Mr. Murphy and Mr. Spillman, respectively.

(3) Mr. Murphy served as President and Chief Executive Officer of the Company from October 24, 1996 to March 1, 1997. Dr. Scott served as President and Chief Executive Officer of the Company from March 1, 1997 to December 31, 1997. See "Employment and Certain Other Agreements" below.

(4)  Advanced Health Plans, Inc. is a subsidiary of the Company.

(5)  Healthcare Business Resources, Inc. is a subsidiary of the Company.

(6) Mr. Murphy was granted 100,000 stock appreciation rights ("SARs") on November 1, 1996. 12,000 SARs vested on each of November 1, 1996, December 1, 1996, January 1, 1997, February 1, 1997 and February 28, 1997. Due to the termination of Mr. Murphy's employment on March 1, 1997, the 20,000 SARs scheduled to vest on March 31, 1997, and an additional 20,000 SARs scheduled to vest on April 30, 1997, had Mr. Murphy's employment extended through these dates, were forfeited.

STOCK OPTION AND SAR GRANTS

         The following table provides certain information with respect to stock options and SARs granted during 1997 to the Named Executive Officers:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                      Potential Realizable
                                                                                        Value at Assumed
                          Number of       Percent of Total                            Annual Rates of Stock
                          Securities        Options/SARs                              Price Appreciation for
                          Underlying         Granted to      Exercise                      Option Term
                         Options/SARs       Employees in      or Base    Expiration        -----------
Name                      Granted(#)       Fiscal Year(%)   Price($/Sh)     Date         5%($)     10%($)
---------------------------------------------------------------------------------------------------------

Deborah L. Redd               100,000           6.3           2.00     April 6,2007     81,500    243,200

Eugene F. Dauchert, Jr.       100,000           6.3           2.00     April 6,2007     81,500    243,200

Edward L. Suggs, Jr.          100,000           6.3           2.00     April 6,2007     81,500    243,200

-----------------
(1) Options vest and become fully exercisable on April 7, 2000.

AGGREGATED OPTION/SAR EXERCISES AND OPTION/SAR VALUES

         The following table provides certain information concerning the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such officers' unexercised options at December 31, 1997:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                Unexercised at Fiscal Year-End
                                     Number of Securities
                                     --------------------

Name                            Exercisable      Unexercisable
--------------------------------------------------------------
Steven M. Scott, M.D.                2,392           129,725

Jacque J. Sokolov, M.D.            363,000           543,883

Deborah L. Redd                         --           120,000

Edward L. Suggs, Jr.                22,976           231,316

Eugene F. Dauchert, Jr.                 --           173,883

COMPENSATION OF DIRECTORS

         Each director who is not an officer or employee of the Company (an "Independent Director") receives $20,000 annually for serving as a director plus $1,200 for each meeting of the Board of Directors attended. The respective Chair of the Audit and Compensation Committees receive an additional $1,200 annually for services rendered in that capacity. At each director's election, compensation may be paid either currently, in cash, or deferred and paid in cash or in shares of common stock at the distribution date of the deferred compensation. Pursuant to the Company's 1994 Independent Directors' Stock Option Plan, an Independent Director who is elected to the Board of Directors automatically receives an option to purchase 3,000 shares of common stock and any Independent Director who continues to serve as a director following an annual meeting of shareholders automatically receives an option for 1,000 shares of common stock. The respective Chair of the Audit and Compensation Committees automatically receive an additional option to purchase 2,000 shares of common stock as of the first committee meeting following an annual meeting of shareholders. The exercise price of these options is the fair market value of the underlying shares on the date of grant. The options become exercisable one year from the date of grant and have a ten year term.

EMPLOYMENT AND CERTAIN OTHER AGREEMENTS

Steven M. Scott, M.D.

         In April 1991, Dr. Scott and the Company entered into a five-year employment agreement that renews automatically each year, unless either party gives notice of non-renewable, and terminates in any event when Dr. Scott reaches age 70. The employment agreement provides for an annual base salary of $400,000, which is to be reviewed annually by, and can be increased at the discretion of, the Compensation Committee. Dr. Scott is also entitled to incentive compensation in an amount determined at the discretion of the Compensation Committee, based on its consideration of the Company's financial results, the development, implementation and attainment of strategic business planning goals and objectives, increases in the Company's revenues and operating profits, and other factors deemed relevant by the Compensation Committee in evaluating Dr. Scott's performance. Although not a requirement, the target for Dr. Scott's incentive compensation is two percent of the Company's earnings before interest and taxes, not to exceed his annual base salary. In addition, the Compensation Committee may grant Dr. Scott discretionary bonuses from time to time.

         In its discretion, the Compensation Committee may award any incentive or discretionary bonus compensation payable to Dr. Scott as an immediately payable cash payment, a deferred cash payment or in non-qualified stock options. A range of valuation for any such options will be established by the Compensation Committee using the Black-Scholes or binomial pricing model, or other recognized pricing model, or using the assumptions and specifications adopted by the Securities and Exchange Commission (the "Commission") which govern the disclosure of executive compensation in proxy statements and other Commission filings. Any such options will expire after the earlier to occur of the tenth anniversary of the termination of Dr. Scott's employment, the date of Dr. Scott's 70th birthday or the expiration of the maximum term of such options set forth in the stock option plan pursuant to which such options are granted.

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

         In order to facilitate the December 31, 1997 purchase by Scott Medical Group, LLC (see "Item 13. Certain Relationships and Related Transactions."), the Company entered into a partial release of the non-compete agreements pursuant to the employment agreement between Dr. Scott and the Company. The release allows Scott Medical Group, LLC and any other Scott entity to own, manage, operate or otherwise provide physician practice and management services to physician and clinic practices.

Jacque J. Sokolov, M.D.

         In connection with its acquisition of Advanced Health Plans, Inc. in November of 1994, the Company entered into an employment agreement with Dr. Sokolov. During the five year term of the agreement, the Company was obligated to use its best efforts to cause Dr. Sokolov to be elected Chairman or Vice Chairman of the Board of Directors. In addition to serving as Chairman or Vice Chairman, Dr. Sokolov was to serve in other appropriate management positions with the Company or its subsidiaries and report directly to the Chief Executive Officer. Dr. Sokolov's base salary under the agreement was $400,000 per year. He also was entitled to receive incentive cash compensation in the amount of not less than $150,000 per year. In addition, in the event the compensation paid to Dr. Sokolov by third parties for speaking and specified consulting engagements was less than $450,000 per year, Dr. Sokolov was to receive from the Company the difference between the amount actually paid as a result of such engagements and $450,000. The employment agreement imposes certain confidentiality obligations upon Dr. Sokolov and contains a covenant not to compete with the Company or solicit its employees for a specified period of time. The agreement was terminable by either party upon 90 days' notice. If Dr. Sokolov was terminated without cause, he is entitled to receive an ongoing payment of his base salary, minimum incentive bonus and speaking and consulting guarantees for the remainder of the unexpired term. Effective January 18, 1998, Dr. Sokolov resigned as a member of the Board of Directors and as an officer of the Company, pursuant to a letter to the Company dated January 18, 1998. Dr. Sokolov indicated in a letter to the Company that he was resigning due to the fact that he would be commencing an arbitration against the Company related to his employment agreement.

Deborah L. Redd

         In September 1996, Ms. Redd entered into an employment agreement with the Company pursuant to which she became employed as President of Coastal's Managed Care group, as well as President of Coastal Managed Healthcare, Inc. ("CMH") and an officer of Health Enterprises, Inc. ("HEI"), HealthPlan Southeast, Inc. ("HPSE") and served on the Board of Directors of HEI, HPSE, Better Health Plan, Inc. ("BHP") and Doctors Health Plan, Inc. ("DHP"). The effective date of the agreement was September 1, 1996 with an initial term through September 30, 1998. Under the agreement, Ms. Redd was entitled to receive a base salary of $234,000 per year through August 31, 1997, which was subject to annual review and adjustment as of September 1 of each year during the term of employment. Ms. Redd was eligible for performance bonuses based upon certain performance criteria up to a maximum of $90,000 per year. Effective February 19, 1998, Ms Redd submitted her resignation from all positions held at the Company, including the Company's Board of Directors. The employment agreement imposes certain confidentiality obligations upon Ms. Redd and contains a covenant not to compete with the Company or solicit its employees for a specified period of time.

Edward L. Suggs, Jr.

         On March 1, 1997, Mr. Suggs entered into an employment agreement with Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company. The initial term of the agreement is from March 1, 1997 through February 29, 2000. Under the agreement, Mr. Suggs will serve as the President and Chief Executive Officer of HBR and shall serve on the Board of the Company. Mr. Suggs will receive an annual base salary of $220,000, subject to annual review and adjustment as of each March 1 during the term of the agreement. As an initial signing bonus, the Company released Mr. Suggs from any claim to the then outstanding indebtedness of approximately $16,000 evidenced by a promissory note in the original face amount of $25,000. Mr. Suggs will be eligible for up to $20,000 each quarter in performance bonuses, based upon the financial performance of HBR and other factors, which may include the discretion of HBR or the Company. The employment agreement imposes certain confidentiality obligations upon Mr. Suggs and contains a covenant not to compete with HBR or its affiliates or solicit its employees for a specified period of time.

Eugene F. Dauchert, Jr.

         On July 1, 1997, Mr. Dauchert entered into a restated and amended employment agreement with the Company pursuant to which Mr. Dauchert will serve as an Executive Vice President and Chief Administrative Officer of the Company. The effective date of the agreement was September 1, 1996 and terminates on June 30, 1998. After June 30, 1998, the term may be extended on a month to month basis. Mr. Dauchert will receive an annual base salary of $180,000 and will be eligible for an incentive or performance bonus subject to his continued employment through June 30, 1998 and the achievement by the Company, of specified cash flow goals for the second fiscal quarter of 1998. Mr. Dauchert is also eligible for certain divestiture bonuses as described below. Mr. Dauchert received a divestiture bonus, based upon the sale of the HealthNet Medical Group operations of Physician Planning Group, Inc., of approximately $35,000 and a divestiture bonus of 0.5% of net proceeds as defined by the agreement based on the sale or divestiture of Integrated Provider Networks, Inc., Practice Solutions, Inc., and certain remaining clinics in south Florida. The employment agreement imposes certain confidentiality obligations upon Mr. Dauchert and contains a covenant not to compete with the Company or its affiliates or solicit its employees for a specified period of time.

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

         On June 17, 1997, Mr. Murphy filed a lawsuit against the Company alleging that the Company has failed to make certain incentive payments to him under his prior written employment agreement. Mr. Murphy is alleging that the Company's transaction with National Century Financial Enterprises, Inc. constitutes a sale of more than half of the assets of the Company qualifying him to receive certain payments. The Company intends to vigorously defend its position and at this stage of the litigation, exposure to the Company cannot be determined.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Berger and John P. Mahoney, M.D. were elected to serve as members of the Compensation Committee on December 3, 1996. Dr. Mahoney resigned from the Board of Directors effective December 31, 1997. Mr. Potter became a member of the Committee in April 1997. Neither Mr. Berger nor Mr. Potter have ever served as an officer or employee of the Company or any of its subsidiaries. Dr. Mahoney served as President and Chief Executive Officer of HealthPlan Southeast, Inc., a subsidiary of the Company, from December 1994 through December 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Except as indicated under "Security Ownership of Management," the following are the only shareholders known to the Company to be the beneficial owners of more than five percent of the Company's common stock as of February 28, 1998:

Name and Address                          Amount and Nature          Percent of
of Beneficial Owner                    of Beneficial Ownership      Common Stock
--------------------------------------------------------------------------------

Heartland Advisors, Inc......................4,644,200(1)              12.39%
    790 North Milwaukee Street
    Milwaukee, Wisconsin 53202

(1) Includes 4,160,900 shares with respect to which the shareholder has voting and investment power and 483,300 shares with respect to which the shareholder has investment power only.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of February 28, 1998 by:
(i) each director of the Company; (ii) each Named Executive Officer; and (iii) all current directors and executive officers of the Company as a group. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's securities.

                           Name and Address(1)              Amount and Nature              Percent of
Title of Class             of Beneficial Owner           of Beneficial Ownership             Class(2)
------------------------------------------------------------------------------------------------------

Common Stock               Steven M. Scott, M.D.               18,146,792(3)                   48.4%
Common Stock               Bertram E. Walls, M.D.               1,457,238(4)                    3.9%
Common Stock               Edward L. Suggs, Jr.                    44,075(5)                     *
Common Stock               Sherman M. Podolsky, M.D.              41,630(6)                      *
Common Stock               Charles E. Potter                       37,632(7)                     *
Common Stock               Deborah L. Redd                            400                        *
Common Stock               Eugene F. Dauchert, Jr.                     --                        *
Common Stock               Mitchell W. Berger                          --                        *
Common Stock               Henry J. Murphy                             --                        *
Common Stock               Raymond A. Spillman                         --                        *
Shares of Common Stock
   owned by all directors and
   executive officers as a group
   (10 persons)                                                19,570,275(8)                   52.2%

(1) Except as otherwise indicated, the address for all persons listed below is c/o Coastal Physician Group, Inc., 2828 Croasdaile Drive, Durham, NC 27705.

(2)  An asterisk (*) indicates less than one percent.

(3) Includes 6,249,977 shares held by Scott Medical Partners, LLC, of which voting power is held by Dr. and Mrs. Scott. Also includes 535,766 shares held by a partnership, the partners of which are Dr. Scott and certain trusts established for the benefit of Dr. Scott's children. Dr. Scott has sole investment power with respect to these shares, but has sole voting power with respect to only 390,666 shares. Voting power with respect to the remaining 145,100 shares is held by Dr. Walls, as trustee of the trusts. Also includes 10,000 shares held by Mrs. Scott which Dr. Scott disclaims beneficial ownership and 2,392 shares subject to a presentable exercisable option.. Also includes 1,703,334 shares held by Century

     Insurance over which Dr. Scott may be deemed to share voting and investment power. Dr. Scott disclaims beneficial ownership of the shares held by Century Insurance. The remaining 9,645,323 shares are held directly by Dr. Scott. Dr. Scott's address is 17020 Brookwood Drive, Boca Raton, Florida 33496.

(4) Includes 145,100 shares with respect to which Dr. Walls has voting power and Dr. Scott has investment power. Such shares also are included under the beneficial ownership of Dr. Scott. Also includes 1,171,695 shares held by certain trusts established for the benefit of Dr. Scott's children with respect to which Dr. Walls, as trustee, holds voting and investment power. Includes 119,143 shares held by S&W Limited Partnership for which voting and investment power is held by Dr. Walls. Includes 5,000 shares subject to exercisable stock options and 14,300 shares reserved for issuance under the Deferred Compensation Plan.

(5) Includes 22,976 shares subject to presently exercisable stock options and 265 shares owned by Mr. Suggs' wife. Mr. Suggs disclaims beneficial ownership of the shares held by his wife.

(6)  Includes 27,532 shares subject to exercisable stock options.

(7) Includes 3,000 shares subject to presently exercisable stock options and 23,630 shares reserved for issuance under the Deferred Compensation Plan.

(8) Includes 55,808 shares subject to presently exercisable stock options and 36,330 shares reserved for issuance under the Deferred Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into various transactions and has continuing relationships with American Alliance Holding Company and certain of its affiliates ("Alliance"), including Century American Insurance Company ("Century Insurance") Dr. Scott is the beneficial owner of all of the outstanding shares of common stock of Alliance. These transactions and relationships are described below.

         The Company  engages in  transactions  with American  Alliance  Holding
Company and its affiliates ("Alliance"), Century Insurance and Quality Management Consultants, Inc., and affiliates thereof. Amounts paid by the Company to these entities, net of amounts received, were $4,186,000 $5,135,000, and $3,371,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

         On January 1, 1998, the Company entered into a Risk Management Agreement with Century Insurance and Medical Group Purchasing Association ("MGPA") pursuant to which Century Insurance agrees to provide, and the Company and MGPA agree to purchase, insurance policies providing professional liability insurance for the Company and the physicians and other medical and clinical providers under contract with the Company. The initial term of the agreement is four years and the agreement thereafter automatically renews for additional one year terms unless either party gives notice of non-renewable by July 1 of the year preceding the renewal term. The terms and conditions of the coverage are the same as has historically been provided to the Company and MGPA in the past. The premium for the coverage is based on the underwriting criteria and loss experience of the account. The agreement contains a profit-sharing mechanism rewarding the insureds if the loss experience exceeds expectations. The Company and MGPA have the ability to "opt out" of coverage under the policy in the event that a competitive policy is located at a price less than 85% of the quoted premium from Century Insurance. The policy may also be canceled by the Company and MGPA by giving notice by July 1 of a policy year and paying a termination fee equal to 10 percent of the insurance premium in effect if terminated in year two, 7.5 percent if terminated during year 3 and 5 percent if terminated thereafter.

         The Company and certain of its subsidiaries sublease office space in Durham, North Carolina, consisting of approximately 59,000 square feet, from Alliance under sublease agreements. The building is owned by American Alliance Real Estate Corporation which leases the building to Century Insurance. During the years ended December 31, 1997 and 1996, the Company paid Century Insurance approximately $562,000 and $960,000, respectively, under these sublease agreements. The Company, American Alliance Holding Company and Century Insurance are all liable to the holder of a first mortgage on the property for the total rentals specified in the prime lease. However, the Company has an agreement of indemnity from American Alliance Holding Company with respect to the total rentals,, and American Alliance Holding Company has an agreement of indemnity from Century Insurance. The prime lease commenced in August 1988 and has a fifteen-year term requiring minimum lease payments of approximately $788,000 per year for years one through five, $959,000 per year for years six through ten and $1,166,000 per year for years eleven through fifteen.

         The Company leased office space from corporations controlled by Dr. Scott and paid rent to such corporations during 1997, 1996, and 1995 of $286,000, $1,513,000, and $517,000, respectively. As discussed below, the Company entered into a termination of the remaining lease obligations for certain office space under lease through 2002.

         On January 21, 1997, the Company authorized 47,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 32,500 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and on June 3, 1997, authorized 1,200,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"), each series with a par value of $0.01 per share. On February 21, 1997, the Company increased the number of authorized shares of Series B Preferred from 32,500 to 33,000. The Company reserved 800,000 shares of common stock for issuance upon conversion of the Series A Preferred and Series B Preferred and 12,000,000 shares of common stock for issuance upon conversion of the Series C Preferred.

         In January 1997, pursuant to a reimbursement agreement dated December 31, 1996 between the Company and Dr. Scott, the Company issued 226,690 shares of common stock and 32,739 shares of Series B Preferred to Dr. Scott in satisfaction of the Company's obligation to reimburse certain proxy solicitation expenses incurred by Dr. Scott.

         Also in January 1997, the Company, Dr. Scott and Dr. Walls entered into a dismissal agreement with respect to certain litigation whereby the Company, with court approval, agreed to reimburse Dr. Scott and Dr. Walls for legal fees and expenses incurred by them in the litigation by issuing shares of Series A Preferred to Dr. Scott and Dr. Walls in satisfaction of the Company's obligation. The Company has issued a total of 46,033 shares of Series A Preferred Stock in payment of the aggregate amount of fees and expenses incurred by Dr. Scott and Dr. Walls.

         Simultaneously. with the National Century Financing transaction, as explained in Note 7 of "Notes to Consolidated Financial Statements", Dr. Scott invested $10 million in cash in the Company and received 1,000,000 shares of Series C Preferred. The Series C Preferred, subject to approval by the Company's common stockholders, is convertible into 10,000,000 shares of common stock. In addition, Dr. Scott received 84,983 shares of Series C Preferred and 240,000 shares of common stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million.

          Following the Company's annual stockholders meeting at which the stockholders approved the confidentiality of the Series A Preferred, the Series B Preferred, and the Series C Preferred, outstanding shares of the Series A Preferred, the Series B Preferred, and the Series C Preferred were converted in October 1997 into common stock at a conversion rate of ten shares of common stock for each share of Series A Preferred, Series B Preferred, and Series C Preferred.

         On December 31, 1997, the Company and certain of its subsidiaries closed on a transaction pursuant to which the Company sold to Scott Medical Group LLC ("Scott Medical") the following assets: (i) all of the issued and outstanding stock of Integrated Provider Networks, Inc., a North Carolina corporation ("IPN") which provides practice and physician management services to professional corporations; (ii) all of the issued and outstanding stock of Practice Solutions, Inc., a North Carolina corporation ("PSI") which provides billing services to freestanding physician practices and clinics, including those under management by IPN; (iii) all of the issued and outstanding stock of Sunlife OB-GYN Services of Broward County, Inc., a Florida corporation ("Sunlife"); (iv) substantially all of the assets of Ft. Lauderdale Perinatal Associates, which operates two physician clinics located in Plantation, Florida and Fort Lauderdale, Florida, and Physician Access Center, which operates a clinic in San Francisco, California (collectively the "Clinics"); and (v) certain accounts receivable of Sunlife (the "Sunlife Receivables") which had previously been sold to NPF-XI, Inc. pursuant to a series of receivables securitizations and other financing arrangements between the Company and subsidiaries of National Century Financial Enterprises, Inc. (collectively, the Clinic and Receivable sale"). Scott Medical is a privately held limited liability company which is controlled by Dr. Scott. The December 31, 1997 transactions were adjusted between the parties so as to be effective as of November 1, 1997. The purchase price was $10,100,000, paid $5,000,000 in cash at the closing with the balance paid with a short term promissory note in the principal amount of $5,000,000 and a receivable from the purchaser in the amount of $100,000, both of which were paid in full in January 1998. The purchase price was reduced by approximately $192,000 due to an increase in the liabilities of IPN (including Prim Med, Inc., its wholly owned subsidiary) and PSI from the liabilities as shown on their September 30, 1997 balance sheets. The purchase price may be further reduced if the actual collections of the outstanding accounts receivable of IPN, Prim Med, Inc. and the professional corporations under management by IPN varies five percent from the value of said receivables as agreed upon by the parties.

         In addition, Scott Medical gave a promissory note (the "Receivables Purchase Note") as the consideration for Scott Medical's purchase of the Sunlife Receivables. The principal amount of the Receivables Purchase Note is $1,000,727, the book value of the Sunlife Receivables. The Receivables Purchase
Note is subject to adjustment if the actual collections with respect to the Sunlife Receivables varies five percent from the principal amount of the Receivables Purchase Note. The Receivables Purchase Note bears interest at the applicable federal rate, payable quarterly, with all principal and accrued but unpaid interest payable in full on October 31, 1998.

         Effective May 31, 1997, the Company sold certain assets related to seven primary care clinics operated by the Company to Scott Medical. Subsequent to that sale of assets, IPN and PSI provided billing services and some management services to the seven clinics for Scott Medical. After the May 31, 1997 closing, IPN advanced certain expenses for the benefit of Scott Medical with respect to these clinics so that the net owed to Coastal by Scott Medical is $2,368,235. The amount owed by Scott Medical pursuant to the purchase of the May clinics is subject to final verification by both parties. As part of the Clinic and Receivable Sale , Scott Medical assumed all of the lease obligations of a subsidiary of the Company Chateau Limited Liability Company ("Chateau"), a privately held limited liability company which is controlled by Dr. Scott. The estimated balance of the gross lease payments that were due under the Chateau lease after October 31, 1997 is $2,778,056. The parties negotiated a release fee for the Chateau lease of $750,000. This amount will be credited against the amount Scott Medical owes the Company relating to the purchase of the clinics in May 1997, such that the net amount owed to the Company by Scott Medical is $1,618,235. At the closing of the Clinic and Receivable Sale Scott Medical delivered a promissory note in the principal amount of $810,283 payable to a subsidiary of the Company bearing interest at the applicable federal rate with interest payable quarterly and the entire balance due in one (1) year.

         For a period of twelve (12) months from the December 31, 1997 closing of the Clinic and Receivable Sale, the company has a call option (the "Call Option") on the assets sold whereby the Company may repurchase from Scott Medical the entirety (but not less than the entirety) of the assets purchased on December 31, 1997 by Scott Medical. If the Company exercises the Call Option, the Company will pay Scott Medical a purchase price equal to Scott Medical's investment in the assets with a twelve percent (12%) annualized return. If, during the twelve (12) month period the Call Option is in effect, Scott Medical receives a bona fide offer to purchase the assets from a third party purchaser other than the Company, Scott Medical is required to notify the Company of such offer and the Company has thirty (30) days from such notification in which to determine whether to exercise its Call Option. If the third party offer is for a purchase price less than the purchase price computed pursuant to the Call Option or upon more favorable terms than the Call Option, the Company shall have the right to exercise its

Call Option, but only upon the more favorable terms and conditions of the third party offer. During the 12 month Call Option period, the Company has the right to market the assets subject to the Call Option to potential third party purchasers.

         As part of the Clinic and Receivable Sale the Company agreed that it would not provide Comprehensive Services (as defined below) to physicians and clinic practices, whether primary or specialty care practices and whether free-standing or hospital-based, in the locations and during the time periods set forth in the Restricted Periods (as defined below). However, nothing in this non-compete covenant would impair the Company's right or ability (i) to exercise the Call Option or (ii) to continue to provide Comprehensive Services to any medical practice which is currently receiving services from the Company. For purposes of the non-compete, "Comprehensive Services" shall mean owning, managing, operating or otherwise providing physician management services (i) which involve as a principal component the provision of site-based medical support personnel, site-based administrative support personnel, medical and office supplies, inventory and facilities, or (ii) pursuant to which the Company or its undertakes substantial responsibility for the overall operation of the medical practice. For the purposes of the non-compete covenant, the "Restricted Period" means (i) with respect to the counties of Wake, Durham and Orange, North Carolina and with respect to any area within a fifty (50) mile radius of any Clinic or within a fifty (50) mile radius of any medical practice owned by IPN or Sunlife on the closing date, a period of two (2) years from the closing date and thereafter until the Company terminates the Restricted Period at any time following the second anniversary of the closing date by giving ninety (90) days prior written notice to Scott Medical; and (ii) with respect to the rest of the United States, a period of one (1) year from the closing date, provided that the Company may, with (80) days prior written notice, terminate the Restricted Period with respect to the rest of the United States prior to the first anniversary of the closing date.

         In order to facilitate the Clinic and Receivables Sale to Scott Medical, the Company also entered into a partial release of the non-compete agreements under the Employment Agreement between Dr. Scott and the Company. The release allows Scott Medical and any other Scott entity to own, manage, operate or otherwise provide physician practice and management services to physician and clinic practices.

         The Company had received prior expressions of interest from third parties regarding the purchase of IPN, a substantial portion of the assets sold in the Clinic and Receivables Sale. The sale of IPN to Scott Medical was on financial terms comparable to these third party offers. The Company was able to sell IPN to Scott Medical without the possibility of disruption of the clinics managed by IPN, which was a concern in any possible sale to other parties. The Company received a fairness opinion relating to the financial aspects of the purchase of IPN, a substantial portion of the assets sold in the Clinic December 31, 1997 transaction.

         On March 18, 1998, Coastal Physician Group, Inc. (the "Company") completed the sale of Doctors Health Plan, Inc. ("Doctors Health Plan") to DHP Holdings, LLC (the "Purchaser") for a price of $5,993,000. The Purchaser was a privately held limited liability company controlled by Dr. Scott. The Purchaser acquired all of the outstanding stock of Doctors Health Plan in the transaction,

         Doctors Health Plan is a commercial Health Maintenance Organization licensed to operate in the State of North Carolina and certain counties in South Carolina with approximately 41,000 members. Doctors Health Plan experienced substantial growth in membership in 1997 and reported revenues of $32,734,000 in 1997, but also reported losses of $15,702,000 for the 1997 calendar year in its annual statement filed with the North Carolina Department of Insurance. In addition, Doctors Health Plan reported a loss of $994,000 on revenues of $5,045,000 for January 1998 in its monthly statement filed with the North Carolina Department of Insurance. As a result of these losses, the Company was required to make significant capital contributions to Doctors Health Plan in 1997 and in 1998 prior to its sale, and the Company anticipated that substantial additional capital contributions would be required during the balance of 1998.

         Doctors Health Plan was the subject of a Market Practices Examination as of October 22, 1997 conducted by representatives of the North Carolina Department of Insurance that was finalized in February 1998. The examination disclosed 51 regulatory violations and resulted in a fine of $500,000 and the requirement that Doctors Health Plan make an additional capital deposit of $1,000,000 with the North Carolina Commissioner of Insurance. The obligation to pay the fine has been deferred by the North Carolina Commissioner of Insurance and will be the responsibility of Doctors Health Plan and the Purchaser after closing.

         After a thorough review of the operations of Doctors Health Plan and the anticipated funding that would likely be required in the balance of 1998, the Company determined that the best course of action was to divest the asset. The Company retained the investment banking firm of Advest, Inc. to advise the Company, to assist in completing the sale and to render a fairness opinion regarding the financial aspects of the transaction. The purchase price was determined by negotiation between the Company and Purchaser, and Advest, Inc. advised the Company on the fairness of financial aspects of the transaction.

         The North Carolina Commissioner of Insurance issued an order dated March 11, 1998 exempting the transfer from the provisions of North Carolina law that pertain to acquisition of control of a domestic insurer. This order required the Company to complete the transaction within thirty days and to convert to equity a $1,100,000 loan made by the Company to Doctors Health Plan on March 2, 1998.

         Immediately prior to the closing of the sale of Doctors Health Plan, transaction the Company made an additional equity contribution required by regulatory authorities in the amount of $993,532 to Doctors Health Plan. As a result the purchase price of $5,000,000 was increased to $5,993,532 to take into account this equity contribution. The purchase price was paid $993,532 in cash, with the balance paid pursuant to a $5,000,000 promissory note (the "DHP Note") due and payable by March 28, 1998. The DHP Note bears interest after March 28, 1998 at the rate of twelve percent (12%) per annum until paid. If the DHP Note is not paid in full within the earlier of (i) ninety (90) days from

March 18, 1998 or (ii) forty-five (45) days after the Company gives Purchaser notice that it intends to accept a Strike Price (as defined below). The purchaser has agreed to provide collateral to secure the DHP Note.

         For a period of twelve (12) months from the closing, the Company has the right to market and sell Doctors Health Plan to potential third party purchasers. If the Company locates a third party purchaser during the twelve
(12) month period who is willing to purchase Doctors Health Plan at a price that exceeds the Strike Price, then Coastal may elect to have the sale take place. If the Company elects to sell to the third party, the Purchaser has the right to either (i) pay to the Company an amount equal to the amount that would have been received by the Company as a result of the sale to the third party or (ii) agree to consummate a closing and sale to the third party purchaser. The Strike Price is a price that will yield net proceeds of the sale (after payment of the costs to market and sell to a third party) in an amount equal to the Purchaser's net investment in Doctors Health Plan plus a twelve percent (12%) annualized return on the net investment. Purchaser's net investment is equal to the Purchaser's purchase price plus the Purchaser's contributions to Doctors Health Plan plus Purchaser's out-of-pocket costs to acquire, finance and operate Doctors Health Plan minus any distributions or dividends Purchaser receives from Doctors Health Plan.

         If the Company enters into a definitive agreement to sell Doctors Heath Plan at a price greater than the Strike Price before the earlier of (i) April 17, 1998 or (ii) the date the Purchaser has contributed $2,000,000 to Doctors Health Plan, the net proceeds (after payment of marketing expenses of the sale to the third party) of the sale will be divided between the Purchaser and the Company. In such event, Purchaser will receive an amount equal to the Purchaser's net investment plus a twelve percent (12%) annualized return on the net investment, and the Company will receive the balance of the net proceeds. If the sale is subsequent to the earlier of the above events, the Purchaser will be entitled to receive from net proceeds (after payment of marketing expenses of the sale to the third party) the greater of (i) the Purchaser's net investment plus a twelve percent (12%) annualized return on such amounts or (ii) an amount equal to the Purchaser's net investment plus fifty percent (50%) of the difference between (x) the amount of the net proceeds less the Company's investment banker fees and expenses in selling Doctors Health Plan to the Purchaser minus (y) the Purchaser's net investment. In all potential sales to third party purchasers, the Purchaser has the right to retain ownership of Doctors Health Plan and pay the Company an amount equal to the amount the Company would have received as a result of the sale to the third party.

         As part of the transaction, the Company agreed to continue to offer the employees of the Company and its affiliates the option to use Doctors Health Plan under the Company's health benefits program for one year following the closing and to not offer employees an option to use any other health maintenance organization, preferred provider organization or similar health plan during that one year period in the State of North Carolina or in any area of South Carolina where Doctors Health Plan is licensed.

         As part of the transaction, the Company agreed to a partial release of its non-compete agreement with Dr. Scott . This partial release allows Dr. Scott to operate health maintenance organizations and similar organizations in all areas, other than those areas in Florida and Georgia where the Company and/or its affiliates operate health maintenance organizations. In addition, the Company agreed that for a one year period following the closing date, the Company will not engage in the business of providing health maintenance organization or similar services in the State of North Carolina and those service areas in the State of South Carolina served by Doctors Health Plan.

         For the year ended December 31, 1997, the Company paid approximately $236,000 to Berger, Davis & Singerman, a law firm of which Mr. Berger has been a partner since 1985. Berger, Davis & Singerman also provides legal services to Dr. Scott and business entities controlled by Dr. Scott.

         Prior to his employment by the Company as Chief Financial Officer, Mr. Kuoni served as a consultant to the Company. Consulting fees and expenses paid to Mr. Kuoni during the year ended December 31, 1997 amounted to approximately $228,000. The Company also paid temporary housing expenses incurred by Mr. Kuoni on behalf of the Company in the performance of his duties under his consulting agreement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                 PAGE NUMBER
(A)  1. FINANCIAL STATEMENTS:                                  IN THIS FORM 10-K

        Report of Independent Auditors.............................    24
        Consolidated Balance Sheets, December 31, 1997 and 1996 ... 25 Consolidated Statements of Operations, Years Ended
        December 31, 1997, 1996 and 1995...........................    26
        Consolidated Statements of Shareholders' Equity (Deficit),
        Years Ended December 31, 1997, 1996 and 1995...............    27
        Consolidated Statements of Cash Flows, Years Ended
        December 31, 1997, 1996 and 1995...........................    28
        Notes to Consolidated Financial Statements.................    29

                                                                 PAGE NUMBER
     2. FINANCIAL STATEMENT SCHEDULES                          IN THIS FORM 10-K

        Report of Independent Auditors.............................   S-1
        Schedule II--Valuation and Qualifying Accounts.............   S-2

     3. EXHIBITS
        The  exhibits  which are filed  with this Form 10-K are set forth in the
        Exhibit Index, which immediately precedes the exhibits to this report.

(B)     REPORTS ON FORM 8-K
        No reports on Form 8-K were filed during the last quarter for the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 1998

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

                                                Title                            Date
/S/ Steven M. Scott, M.D.         Chairman of the Board of Directors          June 5, 1998
------------------------------    President and Chief Executive Officer
    Steven M. Scott, M.D.

/S/ Charles F. Kuoni, III         Executive Vice President                    June 5, 1998
------------------------------    Chief Financial Officer and
    Charles F. Kuoni, III         Chief Accounting Officer

/S/ Edward L. Suggs, Jr.          Director                                    June 5, 1998
------------------------------
    Edward L. Suggs, Jr.

/S/ Eugene F. Dauchert, Jr.       Director                                    June 5, 1998
------------------------------
    Eugene F. Dauchert, Jr.

/S/ Mitchell W. Berger            Director                                    June 5, 1998
------------------------------
    Mitchell W. Berger

/S/ Bertram E. Walls, M.D.        Director                                    June 5, 1998
------------------------------
    Bertram E. Walls, M.D.

/S/ Sherman M. Podolsky, M.D.     Director                                    June 5, 1998
------------------------------
    Sherman M. Podolsky, M.D.

/S/ Charles E. Potter             Director                                    June 5, 1998
------------------------------
    Charles E. Potter

Report of Independent Auditors

The Board of Directors and Shareholders

Coastal Physician Group, Inc.:

Under the date of, June 3, 1998, we reported on the consolidated balance sheets of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick, LLP

Raleigh, North Carolina

June 3, 1998

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

                                                          Additions
                                   Balance at     Charged to      Charged to                   Balance
                                    Beginning      Costs and         Other                     at End
Description                         of Period      Expenses        Accounts      Deductions   of Period
Year ended December 31, 1997        $ 97,169       $ 190,288        $56,079      $ 330,671      $ 12,865
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1996          97,932         285,661            ---        286,424        97,169
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1995          93,631         253,151            ---        248,850        97,932
Allowance for contractual
adjustments and uncollectibles

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------
2.1      Asset Purchase  Agreement  between  Physicians  Planning Group,  Inc.,:
         HealthNet Medical Group of New Jersey, P.A.; HealthNet Medical Services of New Your, P.C.; Coastal Physician Networks, Inc.; Coastal Physician Group, Inc. and Valley Care Corporation Dated October 29, 1996 (1)

2.2 Asset Purchase Agreement by and among New York State Catholic Health Plan, Inc. d/b/a Fidelis Care New York, a New York not-for-profit corporation, Coastal Physician Group, Inc., a Delaware corporation and Better Health Plan, Inc., a New York corporation and a wholly-owned subsidiary of Coastal Physician Group, Inc. Dated: August 8, 1997 (10)

2.3 Stock Purchase by and Among Coastal Physician Networks, Inc. Coastal Physician Group of Florida, Inc. and Scott Medical Group, Inc. Dated May 31, 1997

2.4 Agreement By And Among Coastal Physician Group, Inc., Coastal Physician Networks, Inc., Coastal Physician Services Of The West, Inc. And Coastal Physician Services Of South Florida, Inc. and Scott Medical Group LLC. Dated December 31, 1997 (11)

2.5 Stock Purchase Agreement As Of January 1, 1998 By And Among Coastal Physician Group, Inc., Coastal Managed Healthcare, Inc., and DHP Holdings, LLC

4.1 Amendment to Rights Agreement dated as of December 27, 1996, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina (9)

4.1(a) Amendment to Rights Agreement dated as of May 12, 1997, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina
         (13)

4.1(b) Amendment to Rights Agreement dated as of June 3, 1997, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina
         (13)

4.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Coastal Physician Group, Inc. Dated January 21, 1997 (4)

4.3 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Coastal Physician Group, Inc. Dated January 21, 1997 (4)

4.3(a) Amendment of Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Coastal Physician Group, Inc. Dated January 30, 1997 (4)

4.4 Certificate Of Designation Of Coastal Physician Group, Inc. Designating The Rights And Preferences Of The Series C Convertible Preferred Stock Of Coastal Physician Group, Inc. Dated June 3, 1997.

Exhibit
Number   Description
------   -----------

10.1 Employment Agreement By and Between Coastal Physician Group, Inc., and Steven M. Scott, M.D. Dated April 1, 1991 (2)

10.1(a) Partial Release Of Non-Compete Provisions Of Employment Agreement Between Steven M. Scott, M.D. And Coastal Physician Group, Inc. Dated December 31, 1997

10.1(b) Partial Release Of Non-Compete Provisions Of Employment Agreement Between Steven M. Scott, M.D. And Coastal Physician Group, Inc. Dated March 18__, 1998

10.2 Employment Agreement By and Between Coastal Physician Group, Inc., and Jacque J. Sokolov, M.D. Dated November 30, 1994 (3)

10.2(a)  Amendment to Dr. Sokolov's Employment Agreement dated November 30, 1995
         (4)

10.3     Separation   Agreement  and  Mutual  Release  By  and  Between  Coastal
         Physician Services, Inc., Performance Partners, Inc. and John G. Ball Dated March 10, 1997 (5)

10.4 Third Amendment and Limited Waiver to Credit Agreement, Dated as of May 29, 1996 (5)

10.5(a)  Secured Overline Credit Agreement Dated as of May 29, 1996 (5)

10.5(b)  Form of Warrant to Purchase Common Stock at $.01 Per Share (5)

10.5(c)  Security Agreement, Dated as of May 29, 1996 (5)

10.5(d)  Amended and Restated Pledge Agreement, Dated as of May 29, 1996 (5)

10.5(e) Form of Amended and Restated Subsidiaries Pledge Agreement, Dated as of May 29, 1996 (5)

10.5(f) Form of Amended and Restated Guaranty Agreement, Dated as of May 29, 1996 (5)

Exhibit
Number   Description
------   -----------

10.5(g)  Form of Subsidiaries Security Agreement, Dated as of May 29, 1996 (5)

10.6 Employment Agreement By and Between Coastal Physician Group, Inc., and Joseph G. Piemont Dated June 1, 1996 (6)

10.7 Employment Agreement By and Between Coastal Physician Group, Inc., and Deborah L. Redd Dated September 1, 1996 (4)

10.8 Employment Agreement By and Between Coastal Physician Group, Inc. and Henry J. Murphy Dated November 1, 1996 (4)

10.9 Release and Settlement Agreement By and Between Steven M. Scott, M.D., Bertram E. Walls, M.D., M.B.A., and Coastal Physician Group, Inc. on the one hand and Stephen D. Corman on the other hand, Dated November 6, 1996 (4)

10.10 Reimbursement Agreement By and Between Coastal Physician Group, Inc. and Steven M. Scott, M.D., Dated December 31, 1996 (4)

10.11 Restated and Amended Employment By and Between Coastal Physician Group, Inc., and Eugene F. Dauchert, Jr. Dated January 15, 1997 (4)

10.13(a) Amended And Restated  Employment  Between Coastal Physician Group, Inc.
         and Eugene F. Dauchert, Jr. Dated July 1, 1997

10.14 Release and Settlement Agreement By and Between Steven M. Scott, M.D., Bertram E. Walls, M.D., M.B.A., and Coastal Physician Group, Inc. on the one hand and Joseph G. Piemont on the other hand, Dated January 21, 1997 (4)

10.15 Coastal Physician Group, Inc. Settlement Agreement Dated January 21, 1997 (4)

10.16 Employment Agreement By and Between Healthcare Business Resources, Inc., and Edward L. Suggs, Jr. Dated March 1, 1997 (4)

10.17 Employment Agreement by and between Coastal Physician Group, Inc. and Charles F. Kuoni, III

10.18 Employment Agreement Between Coastal Physician Services Of South Florida, Inc. and Sherman Podolsky, M.D.

10.19 Sale and Subservicing Agreement by and among Coastal Receivables LLC, as Seller, Coastal Physician Group, Inc. as subservicer, NPF-XI, Inc. as Purchaser, and National Premier Financial Services, Inc. as Servicer. Dated June 6, 1997 (12)

10.20 Form of Sale and Subservicing Agreement by and among HealthPlan Southeast, Incorporated, Better Health Plan, Inc., Coastal Government Services, Inc. Coastal Correctional Healthcare, Inc. and Integrated Provider Networks, Inc. as Sellers and Subservicers, NPF-WL, Inc., as Purchaser, and National Premier Financial Services, Inc. as Servicer. Dated June 6, 1997 (12)

10.21 Loan and Security Agreement by and among Coastal Physician Group, Inc. and NPF X, Inc. Dated June 6, 1997 (12)

Exhibit
Number   Description
------   -----------

10.22    Pledge Agreement, Dated June 6, 1997 (12)

10.23 Pledge Agreement by and between BHP Acquisition Company, Inc. and NPF X, Inc. Dated June 6, 1997 (12)

21.1     Subsidiaries of the Registrant

23.1     Consent of KPMG Peat Marwick LLP

27.1     Financial Data Schedule

---------------

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

(4) Incorporated by reference to the December 31, 1996 Form 10-K filed by the Company on June 15, 1997. (File No. 001-13460)

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

(6) Incorporated by reference to the June 30, 1996 Form 10-Q filed by the Company on July 14, 1996. (File No. 001-13460)

(7) Incorporated by reference to the Form 8-K for the event dated July 9, 1996, filed by the Company on July 19, 1996. (File No. 001-13460)

(8) Incorporated by reference to the Form 8-K for the event dated July 26, 1996, filed by the Company on July 29, 1996. (File No. 001-13460)

(9) Incorporated by reference to the Form 8-A/A for the event dated December 27, 1996, filed by the Company on December 30, 1996. (File No. 001-13460)

(10) Incorporated by reference to the Form 8-K for the event dated August 19, 1997, filed by the Company on September 3, 1997. (File No. 001-13460)

(11) Incorporated by reference to the Form 8-K for the event dated January 15, 1998, filed by the Company on February __3, 1998. (File No. 001-13460)

(12) Incorporated by reference to the Form 8-K for the event dated June 10, 1997, filed by the Company on June 25, 1997. (File No. 001-13460)

(13) Incorporated by reference to the Form 8-A/A for the event dated May 12, 1997, filed by the Company on June 24, 1997. (File No. 001-13460)

DIRECTORS
Steven M. Scott, M.D.
Chairman of the Board,
President & Chief Executive Officer

Edward L. Suggs Jr., CPA
President and Chief Executive
Officer, Healthcare Business
Resources, Inc.*

Eugene F. Dauchert, Jr.
Secretary and Executive Vice President

Mitchell W. Berger+
Partner, Berger & Davis

Bertram E. Walls, M.D.
President and Chief Executive
Officer, Century American
Insurance Company, Inc.

Charles E. Potter +
President and Chief Executive
Officer, The Potter Financial Group

Sherman M. Podolsky, M.D.
President, Coastal Physician Services
of South Florida, Inc.*

+ Member of Audit and
  Compensation Committees

OFFICERS
Steven M. Scott, M.D.
Chairman of the Board,
President & Chief Executive Officer

Charles F. Kuoni, III
Executive Vice President,
Treasurer and Chief Financial Officer

Edward L. Suggs Jr., CPA
President and Chief Executive Officer, Healthcare Business
Resources, Inc.*

Eugene F. Dauchert, Jr.
Secretary and Executive Vice President

Bertram E. Walls, M.D.
President and Chief Executive
Officer, Doctors Health Plan, Inc.

Sherman M. Podolsky, M.D.
President, Coastal Physician Services
of South Florida, Inc.*

Lewis D. Sanders
Chief Executive Officer,
Coastal Government Services, Inc.*

* A subsidiary of Coastal
  Physician Group, Inc.

CORPORATE INFORMATION
LEGAL COUNSEL
Moore & Van Allen, PLLC
Charlotte, NC

INDEPENDENT AUDITORS
KPMG Peat Marwick LLP
Raleigh, NC

REGISTRAR AND TRANSFER AGENT
First Union National Bank
Shareholder Administration
230 South Tryon Street, 10th Floor
Charlotte, NC 28288-1154
800-829-8432

FORM 10-K
A copy of the Coastal Physician Group 1997 Form 10-K as filed with the Securities and Exchange Commission is available to any stockholder upon written request to:

Investor Relations Department
2828 Croasdaile Drive
Post Office Box 15309
Durham, NC  27704

STOCK INFORMATION
Coastal Physician Group Common
Stock trades on the New York
Exchange under the symbol "DR"