Form 10-Q
period 1998-03-31
COASTAL PHYSICIAN GROUP INC
filed 1998-06-17
CIK 874787

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            Form 10-Q

  {X}    Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended MARCH 31, 1998
                               OR
  { }    Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

     For the transition period from           to ___________

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

                    { } Yes           {X} No

 As of May 31, 1998 there were outstanding 37,621,750 shares of common stock, par value $.01 per share.
                COASTAL  PHYSICIAN  GROUP,  INC.
                              INDEX



PART I - FINANCIAL INFORMATION                              PAGE

Item 1. Financial Statements
          Consolidated Balance Sheets at December
           31, 1997 and March 31, 1998 (Unaudited)            1
        Unaudited Consolidated Statements of
           Operations                                         2
        Unaudited Consolidated Condensed
           Statements of Cash Flows                           3
        Notes to Consolidated Financial Statements
           (Unaudited)                                        4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      6

PART II - OTHER INFORMATION                                   9
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                   10



                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)

                                          March 31,     December
                                            1998           31,
                                                          1997
                 Assets                   (unaudite
                                             d)
Current assets:
 Cash and cash equivalents                  $    866      $   8,921
 Marketable securities                         2,499          5,735
 Trade accounts receivable, net               24,792         23,612
 Reserves held by NCFE                         7,453          6,396
 Accounts receivable, other                    8,725         12,684
 Receivables from related party                4,204          9,405
 Prepaid expenses and other current            7,102          7,923
assets
      Total current assets                    55,641         74,676
Property and equipment, at cost, less
    accumulated depreciation                  9,333         10,342
Excess of cost over fair value of net
      assets acquired, net                     2,404          2,450
Other assets                                   8,203          8,628
      Total assets                                 $      $  96,096
                                             75,581

  Liabilities and Shareholders' Equity
Current liabilities:
 Current maturities and other short-term
      borrowings                            $  5,804      $   2,529
 Accounts payable                             24,963         31,364
  Income taxes payable                         1,363          1,359
 Accrued physicians fees and medical          21,411         31,431
costs
 Accrued expenses                             10,711         16,142
     Total current liabilities               64,252         82,825
Long-term debt, excluding current             74,548         74,698
maturities
      Total                                  138,800        157,523
Deferred credit on business transferred
net of note receivable                        2,743            ---
Shareholders' deficit:
 Preferred stock $.01 par value; shares
      authorized 10,000; none issued or
      outstanding                                ---            ---
 Common stock $.01 par value; shares
authorized
      100,000; shares issued and                 376            375
outstanding
      37,572 and 37,493, respectively
 Additional paid-in capital                  160,433        160,374
Common stock warrants                         1,582          1,582
 Retained earnings (accumulated deficit) (228,505) (223,912) Unrealized appreciation of available-
     for-sale securities                        152            154
   Total shareholders' deficit              (65,962)       (61,427)
   Total liabilities and shareholders'     $  75,581      $  96,096
deficit

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                                March 31,
                                           1998           1997

Operating revenue, net                    $   87,877             $
                                                          124,714

Costs and expenses:

 Physician and other provider services        72,644        94,644
 Medical support services                      1,986        13,341
 Selling, general and administrative          15,906        25,029
      Total costs and expenses                90,536       133,014

Operating loss                               (2,659)        (8,300)

Other income (expense):
 Interest expense                            (2,140)       (3,843)
 Interest Income                                  56           326
 Other, net                                      150           251
      Total other expense                    (1,934)       (3,266)

Loss before income taxes                     (4,593)      (11,566)

Benefit for income taxes                         ---           ---

Net loss                                  $  (4,593)     $(11,566)

Basic and diluted loss per share          $   (0.12)     $  (0.48)

Weighted average number of shares
 outstanding                                  37,516        24,129

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                           Three months ended
                                                March 31,
                                           1998          1997

Net cash used in operating activities     $  (5,467)    $  (1,599)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                                245         2,388
Purchases of property and equipment, net         (153)         (115)
 Disposition of subsidiaries, net of
    cash disposed                           (5,865)           900
 Net cash provided by (used in)
investing activities                        (5,773)         3,173

Cash flows from financing activities:
 Repayments of long-term debt                  (614)         (522)
 Borrowings on long-term debt                  3,739         9,815
 Net proceeds from issuances of common
    stock                                        60            30
          Net cash provided by
          financing activities                 3,185         9,323

                  Net increase (decrease) in
cash and cash equivalents                   (8,055)        10,897

Cash and cash equivalents at beginning
    of period                                 8,921        10,239
Cash and cash equivalents at end of
    period                                   $  866     $  21,136

Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
      the period for:
             Interest                       $  2,140      $  2,050
             Income taxes                     $  ---      $(3,979)



  See accompanying notes to consolidated financial statements.

                  COASTAL PHYSICIAN GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


(1)   Basis Of Presentation

The accompanying consolidated financial statements of Coastal Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

(2) Sale of Doctors Health Plan, Inc.

In March 1998, the Company received regulatory approval of the sale of Doctor's Health Plan ("DHP") to DHP Holdings LLC., an entity that is controlled by Dr. Steven M. Scott, Chief Executive of Coastal Physician Group, Inc. and the largest shareholder of the Company. Under terms of the sale, the Company received cash of $993,000 and a note in the amount of $5,000,000, bearing interest at the rate of twelve percent 12% per annum until paid. In addition, the purchaser assumed all liabilities as of December 31, 1997, in excess of a certain amount as agreed upon between the buyer and the Company. The Company for accounting purposes has not treated the sale as a completed transaction. As a result the difference between the proceeds and the Company's basis is shown on the Consolidated Balance Sheet as of March 31, 1998 as a Deferred credit. The Deferred credit has been reduced by the $5,000,000 note received from the buyer.

Net revenues for DHP for the quarters ended March 31, 1998 and 1997, included in the Consolidated Statement of Operations were
$10.0 and $5.5 million respectively. DHP's operating loss included in the Statement of Operations for the respective periods was $.2 million and $.9 million.

                  COASTAL PHYSICIAN GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)
                           (UNAUDITED)

(3) Income Taxes

The Company has not made a provision for federal or state income taxes for the quarter ended March 31, 1998 because it anticipates utilizing a portion of its net operating loss carryforwards to offset any income tax liability.

(4) Capital Stock

In March 1998, the Company issued 78,857 shares of common stock with a market value at the date of issue $0.75 per share to Berger Davis & Singerman, P.A., a law firm in which, Mitchell Berger, a director, is a principal, in satisfaction of directors fees due and owing for calendar year 1997.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

FIRST  QUARTER ENDED MARCH 31, 1998 COMPARED TO THE FIRST QUARTER
ENDED MARCH 31, 1997.

Net operating revenue ("operating revenue") decreased 29.5% for the first quarter of 1998 to $87.9 million from $124.7 million in the first quarter of 1997. The decrease in operating revenue due to dispositions completed since the first quarter of 1997 for which prior periods' results were not restated was approximately $18.7 million or 15.0% of the 1997 first quarter revenues. The dispositions included the sale of certain assets of Better Health Plan, Inc. in August 1997, Coastal Physician Services of the West, Inc. and Coastal Physician Services of South Florida, Inc. in November 1997, and the sale of certain clinics in May 1997 and November 1997; the sale of the stock of Integrated Provider Networks, Inc., Practice Solutions, Inc. and Sunlife OB/GYN Services of Broward County, Inc. in November 1997, and the sale of the stock of Doctors Health Plan, Inc. in March 1998. Operating revenue not related to disposed entities decreased approximately $23.2 million or 18.6% from the 1997 first quarter revenues. This decline includes the net favorable impact of a growth in revenue from those contracts that have been in operation for one year as of January 1, 1998 within the emergency room services group and a growth in the number of enrollees in the Company's North Carolina and Florida health plans offset by contract terminations, net of new contracts added. This decline in operating revenue is likely to continue during 1998 as a result of the dispositions listed above.

Operating expenses decreased 32.0% to $90.5 million in the first quarter of 1998 from $133.0 million in the first quarter of 1997. The decrease in operating expenses due to dispositions completed, as detailed above, for which prior periods' results were not restated was approximately $30.3 million or 22.8% of the 1997 first quarter operating expenses. Operating expenses not related to disposed entities decreased approximately $16.5 million or 12.4%. This change was partly due to decreases in the number of contracts within the emergency room services group. In addition, the reductions in personnel, telecommunication, and information technology costs, as well as, the closure of certain offices contributed to the reduction in operating costs. These reductions were offset by increased expenses associated with the growth in the number of enrollees in the Company's health plans in North Carolina and Florida. In addition, the Company has included in operating costs approximately $1.8 million of program fees associated with the sale of accounts receivable.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $2.7 million for the first quarter of 1998, compared to an operating loss of $8.3 million for the first quarter of 1997.

The Company experienced improved operating margins during the first three months of 1998 compared to the first three months of 1997. The operating margin (excluding the program fees, as discussed above, for the three months ended March 31, 1998 was negative 1.0% versus a negative 6.7% for the same period in the prior year.

Interest expense decreased $1.7 million, or 44.3%, for the first quarter of 1998 from $3.8 million in the first quarter of 1997. The decrease is primarily due to a change in the Company's debt structure and lower interest rates charged in the current quarter.

There was no provision for income taxes recorded for the first quarter of 1998 or 1997. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company utilizes federal and state net operating loss carryforwards("NOL"). As of March 31, 1998 the Company has approximately $170 and $240 million in NOLs for federal and state purposes respectively.

Overall, the Company had a net loss of $4.6 million in the first quarter of 1998 as compared to a net loss of $11.6 million in the first quarter of 1997 for the reasons discussed above.

Weighted   average  shares  outstanding  increased   55.5%   from
24,129,000  shares  in the first quarter of  1997  to  37,516,000 shares in the first quarter of 1998. The increase is primarily the result of shares issued to Dr. Scott during 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 1998 was $5.5 million as compared to $1.6 million for the three months ended March 31, 1997. The increase in the net cash used in operating activities is primarily due to the sale of DHP and a decline in the accounts receivable balances, due to the sale of eligible accounts receivable to affiliates of National Century Financial Enterprises, Inc. ("NCFE") under a program that was begun in June 1997. Borrowings on long-term debt for the three months ended March 31, 1998 was $3.7 as compared to $9.8 million for the three months ended March 31, 1997. The net income for the three months ended March 31, 1998 was $4.6 million compared to a net loss of $11.6 million for the same period in 1997.

The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the sale of receivables under purchase agreements with affiliates of NCFE and a line of credit with an affiliate of NCFE, the sale of certain non-core assets that the Company has identified, as well as a reduction in cash used in operations. The Company is dependent upon NCFE to purchase eligible accounts receivable for its primary source of funds.

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

PART II - OTHER INFORMATION

Item 1. - Legal Proceeding

See Item 6 8-K filing on March 27, 1998

Item 2. - Changes in Securities

In March 1998, the Company issued 78,857 shares of common stock with a market value at the date of issue $0.75 per share to Berger Davis & Singerman, P.A., a law firm in which, Mitchell Berger, a director, is a principal, in satisfaction of directors fees totaling $58,900 due and owing for calendar year 1997. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

None


(b) Reports on Form 8-K

Two reports on Form 8-K was filed during the quarter for which this report is filed:

1. On January 15, 1998, the Company filed a report on Form 8-K filing under Item 5 - Other Events.
I) The event disclosed in the filing was the sale by the Company and certain of its subsidiaries to Scott Medical Group LLC ("Scott Medical") the following assets: (i) all of the issued and outstanding stock of Integrated Provider Networks, Inc., (ii) all outstanding stock of Practice Solutions, Inc. (iii) all of the outstanding stock of Sunlife OB/GYN Services of Borward County, Inc. (iv) substantially all the assets of Ft. Lauderdale Perinatal Associates (v) certain accounts receivable of Sunlife
(vi) the assets of Physician Access Center.
II. Also disclosed in the filing was resignation of Jacques J. Sokolov, M.D. from the Board of Directors effective January 18, 1998.

2. On March 27, 1998, the Company filed a report on Form 8-K filing under Item 2 and Item 5 thereof.
I) Under Item 2, the report disclosed the disposition of the Company's Doctors Health Plan, Inc. subsidiary to DHP, LLC a company controlled by Steven M. Scott, M.D., the Chairman and Chief Executive Officer of the Company and the Company's largest shareholder. The report disclosed the purchase price of approximately $6.0 million and that the Company has the right to market and sell Doctors Health Plan to third party purchasers. Under Item 5, the report disclosed the following:
II) On March 9, 1998, the Company entered into a definitive written Stipulation of Settlement with counsel for the plaintiffs in the matter of In re Coastal Physician Group, Inc. Securities Litigation, Case No. 1:95CV00306, a class action lawsuit filed in the United States District Court for the Middle District of North Carolina. The settlement required a funding of $8,150,000 into an Escrow Account, which has been fully funded as of the date of the filing.
III) In a letter dated January 19, 1998, Deborah L. Redd resigned as a member of the Board of Directors of the Company and as an officer of several of the Company's subsidiaries, effective February 18, 1998.






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COASTAL PHYSICIAN GROUP, INC.
                              (Registrant)



Date: June 17, 1998           By: /S/Steven M. Scott, M.D.
                                 Steven M. Scott, M.D.
                              Chairman of the Board of Directors,
                                President  and  Chief   Executive
Officer

Date: June 17, 1998             By: /S/Charles F. Kuoni III
                                 Charles F. Kuoni III
                                   Executive Vice President
                                    and Chief Financial
                                    Officer