Form 10-Q
period 1998-06-30
COASTAL PHYSICIAN GROUP INC
filed 1998-08-13
CIK 874787

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            Form 10-Q

  {X}    Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended JUNE 30, 1998
                               OR
  { }  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

                     {X} Yes          { } No

 As of July 31, 1998 there were outstanding 37,699,692 shares of common stock, par value $.01 per share.

                COASTAL  PHYSICIAN  GROUP,  INC.
                              INDEX


                                                             Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December
           31, 1997 and June 30, 1998 (Unaudited)                1
        Unaudited Consolidated Statements of
           Operations                                            2
        Unaudited Consolidated Condensed
           Statements of Cash Flows                              4
        Notes to Consolidated Financial Statements
           (Unaudited)                                           6
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations         9

PART II - OTHER INFORMATION

Item 2.  Change in Securities                                    15

Item 5.  Other Information                                       15

Item 6.    Exhibits and Reports on Form 8-K                      16

SIGNATURES                                                       17

                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)
                                          June 30,     December
                                            1998         31,
                                                         1997
                 Assets                   (unaudite
                                             d)
Current assets:
 Cash and cash equivalents                     7,295        8,921
 Marketable securities                         2,508        5,735
  Trade accounts receivable, net             20,826       23,612
  Reserves held by NCFE                       7,148        6,396
 Accounts receivable, other                    6,084       12,684
  Receivables from related party               3,585        9,405
  Prepaid expenses and other current           8,628        7,923
assets
      Total current assets                    56,074       74,676
Property and equipment, at cost, less
    accumulated depreciation                  9,315       10,342
Excess of cost over fair value of net
      assets acquired, net                    2,359        2,450
Other assets                                  10,539        8,628
      Total assets                            78,287       96,096

  Liabilities and Shareholders' Equity
               (Deficit)
Current liabilities:
 Current maturities and other short-term
      borrowings                             13,202        2,529
 Accounts payable                             23,093       31,364
  Income taxes payable                         1,235        1,359
 Accrued physicians fees and medical          21,791       31,431
costs
 Accrued expenses                             11,404       16,142
     Total current liabilities               70,725       82,825
Long-term debt, excluding current             74,696       74,698
maturities
      Total liabilities                      145,421      157,523
Deferred credit on business transferred
net of
  note receivable                              2,794          ---
Shareholders' deficit:
  Preferred stock $.01 par value; shares
      authorized 10,000; issued and
 outstanding                                      4          ---
      445 and 0 respectively
 Common stock $.01 par value; shares
authorized
      100,000; shares issued and                377          375
 outstanding
      37,700 and 37,493, respectively
 Additional paid-in capital                  162,582      160,374
Common stock warrants                         1,582        1,582
 Retained earnings (accumulated deficit)   (234,620)    (223,912)
    Accumulated comprehensive income             147          154
      Total shareholders' deficit           (69,928)     (61,427)
     Total liabilities and shareholders'
      deficit                                78,287       96,096
  See accompanying notes to consolidated financial statements.


                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                                June 30,
                                           1998          1997

Operating revenue, net                        78,692       111,496

Costs and expenses:

 Physician and other provider services        60,991        88,277
 Medical support services                     14,386        10,813
 Selling, general and administrative           6,783        28,421
      Total costs and expenses                82,160       127,511

Operating loss                               (3,468)      (16,015)

Other income (expense):
 Interest expense                            (2,814)       (5,911)
 Interest income                                 180           136
 Other, net                                     (13)           163
      Total other expense                    (2,647)       (5,612)

Loss from continuing operations before
income taxes                                (6,115)      (21,627)

Benefit for income taxes                         ---           ---

Net loss from continuing operations          (6,115)      (21,627)

Loss from discontinued operations                ---           ---

Net loss                                     (6,115)      (21,627)

Basic and diluted loss per share              (0.16)        (0.89)

Weighted average number of shares
 outstanding                                 37,665        24,385

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                            Six months ended
                                                June 30,
                                           1998          1997

Operating revenue, net                       166,569       236,210

Costs and expenses:

 Physician and other provider services       133,635       182,921
 Medical support services                     16,372        24,154
 Selling, general and administrative          22,689        53,450
      Total costs and expenses               172,696       260,525

Operating loss                               (6,127)      (24,315)

Other income (expense):
 Interest expense                            (4,954)       (9,754)
 Interest income                                 236           462
 Other, net                                      137           414
      Total other expense                    (4,581)       (8,878)

Loss before income taxes                    (10,708)      (33,193)

Benefit for income taxes                         ---           ---

Net loss from continuing operations         (10,708)      (33,193)

Loss from discontinued operations                ---           ---

Net loss                                    (10,708)      (33,193)

Basic and diluted loss per share              (0.28)        (1.37)

Weighted average number of shares
 outstanding                                 37,605        24,258

  See accompanying notes to consolidated financial statements.



                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                           Three months ended
                                                June 30,
                                           1998          1997

Net cash (used in)provided by
operating activities                        (2,569)        15,392

Cash flows from investing activities:
Sales of marketable securities and
investments, net                                 77       (2,154)
Purchases of property and equipment, net         (779)            78

 Disposition of subsidiaries, net of
    cash disposed                               ---           502
Net cash (used in)investing
activities                                    (702)       (1,574)

Cash flows from financing activities:
 Repayments of long-term debt                (2,839)      (90,799)
 Borrowings on long-term debt                 10,385        62,510
  Proceeds from issuances of preferred         2,065        10,000
stock
 Proceeds from issuances of common                89           248
stock
          Net cash provided by (used
in)                                           9,700      (18,041)
          financing activities

                  Net increase (decrease)in
cash and cash equivalents                     6,429       (4,223)

Cash and cash equivalents at beginning
    of period                                   866        21,136
Cash and cash equivalents at end of
    period                                    7,295        16,913


Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
    the period for:
             Interest                          2,422         2,581
             Income taxes                        124         (602)



  See accompanying notes to consolidated financial statements.



                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                            Six months ended
                                                June 30,
                                           1998          1997

Net cash (used in)provided by
operating activities                        (8,036)        13,793

Cash flows from investing activities:
Sales of marketable securities and
investments, net                                322           234
Purchases of property and equipment, net         (932)          (37)

 Disposition of subsidiaries, net of
    cash disposed                           (5,865)         1,402
          Net cash (used in) provided
by                                          (6,475)         1,599
          investing activities

Cash flows from financing activities:
 Repayments of long-term debt                (3,453)      (91,321)
 Borrowings on long-term debt                 14,124        72,325
  Proceeds from issuances of preferred         2,065        10,000
stock
 Proceeds from issuances of common               149           278
stock
          Net cash provided by (used
in)                                          12,885       (8,718)
          financing activities

                  Net (decrease)increase in
cash and cash equivalents                   (1,626)         6,674

Cash and cash equivalents at beginning
    of period                                 8,921        10,239
Cash and cash equivalents at end of
    period                                    7,295        16,913


Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
    the period for:
             Interest                          4,562         4,631
             Income taxes                        124       (4,581)



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


(2) Health Plan Southeast, Inc.

Management has determined to focus its efforts on the physician staffing and management services businesses. To this end, on June 5, 1998 the Company retained an investment banking firm to advise the Company regarding strategic alternatives related to HealthPlan Southeast, Inc.("HPSE"), an HMO located in Florida. This may include the recapitalization, disposition or restructuring of the operations of HPSE. The success of any of these alternatives cannot be assured. HPSE's results of operation for the quarter and six months ended are as follows:

Amounts in         Three months     Six months
thousands             ended            ended
                  June 30, 1998    June 30, 1998

Net revenues           $  28,252       $  55,580
Operating losses         (1,904)         (2,571)


(3) Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires that unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income, which in prior periods were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the quarter and six month periods ended June 30, 1998 and 1997 are as follows:

In thousands of       Three months ended      Six months ended
dollars                     June 30               June 30
                        1998       1997       1998        1997
Net loss               $(6,115)  $(21,627)   $(10,708)  $(33,193)
Unrealized gains
(losses)on securities       (5)       (74)         (7)       (74)
Comprehensive Income   $(6,120)   (21,701)   $(10,715)   (33,267)


The components of accumulated comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

In thousands of dollars     June     December
                           30,1998   31, 1997
Unrealized gains
(losses)on securities       $  (7)          18
Accumulated comprehensive
income                      $  147       $ 154


(4)  Capital

On June 30, 1998 the Company issued 444,974 shares of Series D convertible Preferred Stock to Steven M. Scott M.D., Coastal's Chief Executive Officer, a director and the largest shareholder of the Company. The stock was issued to Dr. Scott in connection with the conversion of a $2,000,000 convertible debenture bearing interest at 10% per annum. The Series D Convertible Preferred Stock is convertible into 10 shares of common stock only upon approval of the conversion by the Company's shareholders.

(5) Sale of Doctors Health Plan, Inc.

In March 1998, the Company received regulatory approval of the sale of Doctor's Health Plan, Inc., a health maintenance organization licensed in North Carolina ("DHP") to DHP Holdings LLC., an entity that is controlled by Dr. Scott. Under terms of the sale, the Company received cash of $993,000 and a note in the amount of $5,000,000, bearing interest at the rate of twelve percent 12% per annum until paid. In addition, the purchaser assumed all liabilities of DHP as of December 31, 1997, in excess of the amount agreed upon between the buyer and the Company. The Company has not treated the sale as a completed transaction for accounting purposes. As a result, the difference between the proceeds and the Company's basis is shown on the Consolidated Balance Sheet as of June 30, 1998 as a deferred credit. The deferred credit has been reduced by the $5,000,000 note received from the buyer. When the transaction is completed for accounting purposes, which management believes will be in the third quarter of 1998, the Company anticipates that shareholders' equity will be increased by $7,794,000.

On June 7, 1998 the Company's disinterested directors approved a modification to the note received from DHP Holdings, LLC, in connection with the sale of Doctors Health Plan, Inc. Under the terms of the Restated and Amended Promissory Note, interest accrues at the rate of 12% per annum and is payable quarterly on the 7th day of September, December, March and June of each year until the note is paid in full. Principal payments are required to be made on June 7, 1999 and June 7, 2000 in the amount of $1,000,000 on each date. A final principal payment of $3,000,000 is payable on June 7, 2001. The note is secured by a pledge of all of the outstanding stock of American Alliance Holding Company, a company controlled by Dr. Scott.

Net revenues and operating losses for DHP for the six months and three months ended June 30, 1998 and 1997, included in the Consolidated Statement of Operations were:

Amounts in         Three months      Six months
Thousands         ended June 30     ended June 30
                   1998    1997     1998     1997
Net revenues           -    6,527   10,008    12,018
Operating losses       -  (1,204)    (153)   (2,063)




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

RESULTS OF OPERATIONS

Second  Quarter  Ended  June 30, 1998 Compared  to  the  Second
Quarter Ended June 30, 1997.

Net operating revenue ("operating revenue") decreased 29.4% for the second quarter of 1998 to $78,692,000 from $111,496,000 in the second quarter of 1997. The decrease in operating revenue due to dispositions completed since the first quarter of 1997 for which prior periods' results were not restated was approximately $27,506,000 or 24.7% of the 1997 second quarter revenues. The dispositions included the sale of certain assets of Better Health Plan, Inc. in August 1997, Coastal Physician Services of the West, Inc. and Coastal Physician Services of South Florida, Inc. in November 1997, and the sale of certain clinics in May 1997 and November 1997; the sale of the stock of Integrated Provider Networks, Inc., Practice Solutions, Inc. and Sunlife OB/GYN Services of Broward County, Inc. in November 1997, and the sale of the stock of Doctors Health Plan, Inc. in March 1998. Operating revenue not related to disposed entities decreased approximately $5,298,000 or 4.8% from the 1997 second quarter revenues. The net favorable impact of a growth in revenue from those contracts that have been in operation since January 1, 1997 within the emergency room services group and a growth in the number of enrollees in the HealthPlan Southeast, Inc. ("HPSE") was more than offset by contract terminations, net of new contracts added. This decline in operating revenue is likely to continue during 1998 as a result of the dispositions listed above.

Operating expenses decreased 35.6% to $82,160,000 in the second quarter of 1998 from $127,511,000 in the second quarter of 1997. The decrease in operating expenses due to dispositions completed, as detailed above, for which prior periods' results were not restated was approximately $29,394,000 or 23.1% of the 1997 second quarter operating expenses. Operating expenses not related to disposed entities decreased approximately $15,957,000 or 12.5%. This decrease was partly due to decreases in the number of contracts within the emergency room services group. In addition, the reductions in personnel, telecommunication, and information technology costs, reduced legal and professional fees, as well as the closure of certain offices, contributed to the reduction in operating costs. These reductions were partly offset by increased expenses associated with the growth in the number of enrollees in HPSE and the inclusion in selling, general and administrative costs of certain program fees of approximately $700,000 associated with the sale of accounts receivable to National Century Financial Enterprises, Inc.

The changes in operating revenue and operating expenses resulted in an operating loss of $3,468,000 for the second quarter of 1998, compared to an operating loss of $16,015,000 for the second quarter of 1997. Approximately $1,900,000 of the operating loss in the second quarter of 1998 was attributable to the operations of HPSE.

The Company experienced an improvement in operating margins during the second quarter of 1998, including the results of HPSE and charges for program fees discussed above, compared to the second quarter of 1997. The operating margin as discussed above, for the three months ended June 30, 1998 was negative 4.4% versus a negative 14.4% for the same period in the prior year.

Interest expense decreased $3,097,000, or 52.4%, to $2,814,000 for the three months ended June 30, 1998 from $5,911,000 for the three months ended June 30,1997. The decrease was primarily due to a change in the Company's debt structure and lower interest rates charged in the current quarter. The Company reflected in the second quarter a correction of $1,125,000 in program fees previously expensed in error.

There was no provision for income taxes recorded for the second quarter of 1998 or 1997. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company utilizes federal and state net operating loss carryforwards ("NOL"). As of June 30, 1998 the Company had approximately $170,000,000 and $210,000,000 in NOLs for federal and state income tax purposes, respectively. These amounts are exclusive of current years interim results.

Overall, the Company incurred a net loss of $6,115,000 in the second quarter of 1998 as compared to a net loss of $21,627,000 in the second quarter of 1997 for the reasons discussed above.

Weighted  average  shares  outstanding  increased  54.5%   from
24,385,000  shares in the second quarter of 1997 to  37,665,000 shares in the second quarter of 1998, primarily as a result of shares issued to Dr. Scott during 1997.

Six Months Ended June 30, 1998 Compared to the Six Months Ended
June 30, 1997.

Net operating revenue ("operating revenue") decreased 29.5% for the six months ended June 30, 1998 to $166,569,000 from $236,210,000 for the six months ended June 30, 1997. The decrease in operating revenue due to dispositions completed since the first quarter 1996 for which prior periods' results were not restated was approximately $58,253,000 or 24.7%. The dispositions included the sale of certain assets of Better Health Plan, Inc. in August 1997, Coastal Physician Services of the West, Inc. and Coastal Physician Services of South Florida, Inc. in November 1997, and the sale of certain clinics in May 1997 and November 1997; the sale of the stock of Integrated Provider Networks, Inc., Practice Solutions, Inc. and Sunlife OB/GYN Services of Broward County, Inc. in November 1997, and the sale of the stock of Doctors Health Plan, Inc. in March 1998. Operating revenue not related to disposed entities decreased approximately $11,388,000 or 4.8%. The net favorable impact of a growth in revenue from those contracts that have been in operation since January 1, 1997 within the emergency room services group and a growth in the number of enrollees in the HealthPlan Southeast, Inc. ("HPSE") was more than offset by contract terminations, net of new contracts added. This decline in operating revenue is likely to continue during 1998 as a result of the dispositions listed above. This decline in operating revenue is likely to continue during 1998 as a result of the dispositions listed above.

Operating expenses decreased 33.7% to $172,696,000 for the six months ended June 30, 1998 from $260,525,000 for the six months ended June 30, 1997. The decrease in operating expenses due to dispositions completed, as detailed above, for which prior periods' results were not restated was approximately $68,767,000 or 26.4% of the 1997 level. Operating expenses not related to disposed entities decreased approximately $19,062,000 or 7.3% of the 1997 level. This change was partly due to decreases in the number of contracts within the emergency room services group. In addition, reductions in personnel, telecommunication, and information technology costs and reduced legal and professional fees, as well as the closure of certain offices, contributed to the reduction in operating costs. These reductions were partially offset by increased expenses associated with the growth in the number of enrollees in the Company's health plans in North Carolina and Florida. In addition, the Company has included in operating costs approximately $2,552,000 of program fees associated with the sale of accounts receivable.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $6,127,000 for the six months ended June 30, 1998, compared to an operating loss of $24,315,000 for the six months ended June 30, 1997.

The Company experienced a slight improvement in operating margins during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The operating margin (excluding the program fees as discussed above) for the six months ended June 30, 1998 was negative 3.7% versus a negative 10.3% for the same period in the prior year.

Interest expense decreased $4,800,000, or 49.2%, to $4,954,000 for the six months ended June 30, 1998 from $9,754,000 for the six months ended June 30,1997. The decrease was primarily due to a change in the Company's debt structure and lower interest rates charged in 1998. In addition, the Company reflected in the second quarter a correction of $1,125,000 in program fees previously expensed in error.

There was no benefit for income taxes for the six months ended June 30, 1998 or 1997. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company utilizes federal and state net operating loss carryforwards ("NOL"). As of June 30, 1998 the Company has approximately $170,000,000 and $210,000,000 in NOLs for federal and state income tax purposes, respectively.

Overall, for the reasons discussed above, the Company incurred a net loss of $10,708,000 for the six months ended June 30, 1998 as compared to a net loss of $33,193,000 for the six months ended June 30, 1997.

Weighted average shares outstanding increased 55.0% from 24,258,000 shares for the six months ended June 30, 1997 to 37,605,000 shares for the six months ended June 30, 1998, primarily as a result of shares issued to Dr. Scott during 1997.





LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 1998 was $8,036,000 as compared to net cash provided by operating activities of $13,793,000 for the six months ended June 30, 1997. The net cash provided by operating activities for the six months ended June 30, 1997 resulted primarily from the sale of accounts receivable to various subsidiaries of National Century Financial Enterprises, Inc. ("NCFE") during the month of June, as explained below, partially offset by the net loss for the period.

The Company's strategic business plan provides for ongoing reviews of its non-core businesses, improving the profitability of its core businesses, reducing contract attrition rates and cutting overhead costs. The Company has taken the following actions to implement this plan.

As a result of the reviews of its business units, the Company retained an investment banking firm to advise the Company regarding strategic alternatives available to it regarding the Company's HealthPlan Southeast, Inc. subsidiary. (See Note 2 in Notes to consolidated financial statements).

Coastal Physician Services, Inc. ("CPS") continues to implement its Practice Partners Program which is designed to better match payments to independent contractor physicians with the revenue they generate.

Healthcare Business Resources, Inc. ("HBR") continues to introduce the "T-Chart" system to its clients. The "T-Chart" system affords the physician a better method of documenting treatment, while helping HBR streamline the process of coding and billing. Management believes that the use of the T-Chart system will assist the Company in reducing processing costs.

Although these actions are expected, over time, to have a positive effect on the Company's financial performance, there can be no assurance that these actions, or others the Company may decide to implement, will be successful or that improved financial results will be achieved without additional asset sales, revenue and margin improvements and cost reductions.

The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under its various agreements with NCFE, the sale of certain non-core assets, as well as a reduction in cash used in operations.

The Company has been advised by the New York Stock Exchange ("NYSE") that it is not in compliance with certain of the NYSE's continued listing criteria. Management of the Company has had discussions with, and furnished current and projected financial information to, representatives of the NYSE concerning this matter. The NYSE has advised the Company that it will review on a quarterly basis the Company's financial performance in relation to the information provided, and that continued listing in the future may be dependent on such financial performance.

Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: receipt of sufficient proceeds from divested assets and the timing of any divestitures; the level and timing of improvements in operating results and cash flow; the possibility of poor accounts receivable generation, collection and/or reimbursement experience; the possibility of increased medical expenses due to increased utilization; the possibility that the Company may not be able to improve operations or execute its divestiture strategy as planned; and other important factors disclosed from time to time in the Company's Form 10-K, Form 10-Q and other Securities and Exchange Commission filings.


PART II - OTHER INFORMATION

Item 2. - Changes in Securities

The  Series  D  Convertible Preferred Stock was issued  to  Dr.
Scott in reliance on the private placement exemption from registration in Section 4(3) of the Securities Act of 1933.

Item 5 Other Information

A. Change in Directors

On  July  10, 1998, Mitchell Berger resigned from the Board  of
Directors due to the demands upon his time in his law firm and time devoted to other interest.

On August 12, 1998, the Company announced the appointment of Mark J. Pastin to the Board of Directors to fill the unexpired term of Mr. Berger, whose term will expire in 1999.

B. Litigation Settlement

On July 31, 1998, Judge Frank Bullock of the United States District Court for the Middle District of North Carolina, entered an Order and Opinion dismissing entirely the case of Mead Ann Krim v. Coastal Physician Group, Inc. et al, in which the plaintiff asserted claims on her own behalf and on behalf of other members of a class of purchasers of the Company's stock for alleged violations of the Securities Exchange Act and state law claims for negligent misrepresentation.



















Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1   Amended  and  Restated  Certificate  of  Incorporation  -
      Incorporated by reference to the June 30, 1995 Form 10-Q filed August 11, 1995 (File No. 001-13460)

3.2   Bylaws as amended - Incorporated by reference to the Form
      8-K Report for the event dated January 20, 1995, filed on January 27, 1995 (File No. 001-13460)

4.1   Certificate  of  Designation fixing the Relative  Rights,
      Preferences  and  Limitations  of  Series  D  Convertible
      Preferred Stock



27     Financial Data Schedule

(b)  Reports on Form 8-K

       None






























                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COASTAL PHYSICIAN GROUP, INC.
                              (Registrant)

Date: August 13, 1998          By: /S/STEVEN M. SCOTT, M.D.
                                 Steven M. Scott, M.D.
                                   President and Chief
                                    Executive Officer


Date: August 13, 1998          By: /S/CHARLES F. KUONI, III
                                 Charles F. Kuoni, III
                                   Executive Vice President
                                    and Chief Financial
                                    Officer
                                                    Exhibit 4.1

      CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS
            OF SERIES D CONVERTIBLE PREFERRED STOCK
                              OF
                 COASTAL PHYSICIAN GROUP, INC.

      COASTAL PHYSICIAN GROUP, INC., a corporation organized under and existing under the General Corporation Law of the State of Delaware (the "Company"),

     DOES HEREBY CERTIFY:

      That, pursuant to authority conferred upon the Board of Directors by the Amended and Restated Certificate of Incorporation of the Company, and pursuant to the provisions of
Section 151 of the General Corporation Law of the State of Delaware, the Board of Directors, acting at a meeting held on June 29, 1998, adopted a resolution providing for the designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of the Series D Convertible Preferred Stock, which resolution is as follows:

      RESOLVED, that pursuant to the authority granted to and vested in the Board of Directors of the Company in accordance with the provisions of the Amended and Restated Certificate of Incorporation, the Board of Directors hereby creates a series of convertible preferred stock, with a par value of $0.01 per share, of the Company and hereby states the designation and number of shares, and fixes the relative rights, preferences and limitation thereof (in addition to the provisions in the Amended and Restated Certificate of Incorporation that are applicable to the preferred stock of all series) as follows:

             Series D Convertible Preferred Stock

     Section 1. Designation and Amount. The shares of such series shall be designated as Series D Convertible Preferred Stock, with a par value of $0.01 per share (the "Series D Convertible Preferred Stock"), and the number of shares constituting such series shall be one million two hundred thousand (1,200,000).

     Section 2. Dividends. The holders of shares of Series D Convertible Preferred Stock shall be entitled to receive dividends, when, as and if declared by the Board of Directors or a duly authorized committee thereof, out of funds legally available for the payment of dividends. The amount of dividends payable in respect of each share of Series D
Convertible Preferred Stock shall be equal to the result obtained by multiplying (a) the number of shares (including fractions) of the Company's Common Stock, $0.01 par value per share (the "Common Stock"), into which such share of Series D Convertible Preferred Stock is then convertible in accordance with Section 4 hereof (whether or not the Trigger Date (as defined in Section 4K hereof) has yet occurred) by (b) the amount of dividends declared and paid on each share of the
Common  Stock.   No dividend shall be paid or declared  on  any
share of the Common Stock, unless a dividend, payable in the same consideration and manner, is simultaneously paid or declared, as the case may be, on each share of Series D Convertible Preferred Stock in an amount determined as set forth above nor shall any dividend be paid or declared on any share of Series D Convertible Preferred Stock unless a dividend, payable in the same consideration and manner, is simultaneously paid or declared, as the case may be, on each share of the Common Stock, in each case without preference or priority of any kind. For purposes of this Section 2, the term "dividends" shall include any pro rata distribution by the Company of cash, property, securities (including, but not limited to, rights, warrants or options) or other property or assets to the holders of the Common Stock, whether or not paid out of capital, surplus or earnings.

       Section 3. Liquidation Preferences. Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of shares of stock ranking junior to the Series D Convertible Preferred Stock unless, prior thereto, the holders of shares of Series D Convertible Preferred Stock shall have received an amount per share equal to ten times the lesser of (i) the average closing price for shares of Common Stock on the New York Stock Exchange for the ten (10) trading days ending March 2, 1998 or (ii) the average closing price for shares of Common Stock on the New York Stock Exchange for the ten (10) trading days ending June 30, 1998. Following the payment of the full amount of such liquidation preference, no additional distributions shall be made to the holders of shares of Series D Convertible Preferred Stock. If, upon any liquidation, dissolution or winding up of the Company, the assets of the Company, or proceeds thereof, distributable among the holders of shares of Series D Convertible Preferred Stock or any capital stock ranking on a par with the Series D Convertible Preferred Stock upon liquidation, dissolution or winding up of the Company, shall be insufficient to pay in full the preferential amounts to which such stock would be entitled, then such assets, or the proceeds thereof, shall be distributable among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were payable in full.

     Section 4.     Conversion Rights, Antidilution Provisions.

       A.     Following  the  Trigger  Date  (as   defined   in
subparagraph K of this Section 4), shares of the Series D Convertible Preferred Stock shall be convertible, in whole or in part, at the option of either the holder or the Company, into Common Stock, at any time or from time to time, subject to the following terms and conditions. The Series D Convertible Preferred Stock shall not be convertible into any shares of Common Stock unless and until the Trigger Date has occurred.

      B. Following the Trigger Date, the shares of the Series D Convertible Preferred Stock shall be convertible at the principal executive offices of the Company, and at such other office or offices, if any, as the Board of Directors may designate, into fully paid and nonassessable shares of Common Stock of the Company, at an initial conversion rate of ten (10) shares of Common Stock for each share of Series D Convertible Preferred Stock, subject to adjustment as described in this
Section 4.

       C.    In  order  to  convert  shares  of  the  Series  D
Convertible Preferred Stock into Common Stock, the holder thereof shall surrender, after the Trigger Date, at any office herein above mentioned the certificate or certificates therefor, duly endorsed or assigned to the Company or in blank, and give written notice to the Company at such office that such holder elects to convert such shares. Shares of the Series D Convertible Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the day of the surrender of such shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time. As promptly as practicable on or after the conversion date, the Company shall issue and shall deliver at such office a certificate or certificates for the number of full shares of Common Stock issuable upon such conversion, together with payment in lieu of any fraction of a share, as hereinafter provided, to the person or persons entitled to receive the same.

      D. At any time after the Trigger Date the Company, by written notice to any or all holders of the Series D Convertible Preferred Stock, may require such holder or holders to convert, in whole or in part, the Series D Convertible Preferred Stock into Common Stock. Within thirty days after the receipt of such written notice, the holder or holders thereof shall cause that number of shares of Series D Convertible Preferred Stock as specified in such written notice to be converted into Common Stock in the manner described in, and subject to the provisions of, subparagraph C of this
Section 4.

     E. If at any time the Company shall subdivide or combine its outstanding shares of Common Stock into a different number of shares of Common Stock, each share of Series D Convertible Preferred Stock shall thereafter be convertible into the same number of shares of Common Stock to which the holder of such shares of Series D Convertible Preferred Stock would thereafter have been entitled had such shares of Series D Convertible Preferred Stock been converted into Common Stock immediately prior to the effective date of such subdivision or combination.

      F. If there occurs any capital reorganization or any reclassification of the capital stock of the Company or consolidation or merger of the Company with or into another corporation or entity, each share of Series D Convertible Preferred Stock shall thereafter be convertible into, in lieu of Common Stock, the same kind and amounts of securities or other assets, or both, which were issuable or distributable to the holders of shares of outstanding Common Stock of the Company upon such reorganization, reclassification, consolidation or merger in respect of that number of shares of Common Stock into which such share of Series D Convertible Preferred Stock would have been converted had such share of Series D Convertible Preferred Stock been converted into Common Stock immediately prior to such reorganization, reclassification, consolidation or merger.

      G. Upon any event described in subparagraphs E and F of this Section 4, the Company shall promptly mail to each holder of Series D Convertible Preferred Stock a notice which shall describe such event and the change in the number of shares or other assets or securities issuable upon the conversion of Series D Convertible Preferred Stock, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

      H. The Company shall at all times reserve and keep available, free from pre-emptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the Series D Convertible Preferred Stock, the full number of shares of Common Stock then issuable upon the conversion of all shares of Series D Convertible Preferred Stock then outstanding and shall take all such action and obtain all such permits or orders as may be necessary to enable the Company lawfully to issue such Common Stock upon such conversion.

      I. No fractional shares of Common Stock shall be issued upon conversion, but, instead of any fraction of a share which would otherwise be issuable, the Company shall pay a cash adjustment in respect of such fraction.

      J. The Company will pay any and all taxes (excluding federal, state and local income taxes) that may be payable in respect of the issue or delivery of shares of Common Stock upon conversion of the Series D Convertible Preferred Stock pursuant hereto. The Company shall not, however, be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock in a name other than that in which the shares of Series D Convertible Preferred Stock so converted were registered, and no such issue or delivery shall be made unless and until the person requiring such issue has paid to the Company the amount of any such tax, or has established to the satisfaction of the Company that such tax has been paid.

      K. As used herein, the term "Trigger Date" means the date of the certification of the vote of stockholders of the Company held at any annual or special meeting of stockholders of the Company at which a quorum is present and at which the issuance of Common Stock upon conversion of the Series D
Convertible Preferred Stock is approved by the holders of a majority of the shares of Common Stock voted at such meeting, provided that the total vote cast on the proposal represents over 50% in interest of all securities entitled to vote on the proposal.

      Section  5.      No Redemption.  The Series D Convertible
Preferred Stock shall not be redeemable.

     Section 6. Voting Rights. The holders of the Series D Convertible Preferred Stock shall be entitled to that number of votes per share of Series D Convertible Preferred Stock equal to the number of shares of Common Stock into which such share of Series D Convertible Preferred Stock is then convertible in accordance with Section 4 hereof (whether or not the Trigger Date has yet occurred) at all meetings of stockholders of the Company; provided that shares of the Series D Convertible Preferred Stock shall not be entitled to vote on the approval of the issuance of Common Stock upon conversion of the Series D Convertible Preferred Stock referred to in subparagraph K of
Section 4.

     Section 7. Exchange. Certificates representing shares of the Series D Convertible Preferred Stock and, if converted in accordance with the terms and conditions hereof, after conversion thereof into Common Stock, certificates representing such shares, shall be exchangeable, at the option of the holder, for a new certificate or certificates of the same or different denominations representing in the aggregate the same number of shares of Series D Convertible Preferred Stock or shares of Common Stock, as the case may be.

     Section 8. Shares to be Retired. All shares of Series D Convertible Preferred Stock which are converted into Common Stock shall revert to the status of authorized but unissued shares of preferred stock of the Company but shall not thereafter be reissued as shares of Series D Convertible Preferred Stock.

     IN WITNESS WHEREOF, the Company has caused this
Certificate to be duly executed on its behalf by its
undersigned President and Chief Executive Officer and attested to by its Secretary this 29th day of June, 1998.
_______________________________________
                               Name:  Steven M. Scott, M.D.
                               Title:  President and Chief
Executive Officer
[Corporate Seal]

ATTEST:
__________________________________
                                  Name:  Eugene F. Dauchert,Jr.
                                  Title:  Secretary