Form 10-Q
period 1998-09-30
COASTAL PHYSICIAN GROUP INC
filed 1998-11-17
CIK 874787

38

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            Form 10-Q

  {X}    Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

        For the quarterly period ended SEPTEMBER 30, 1998
                               OR
  { }  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

                     {X} Yes          { } No

 As of October 31, 1998 there were outstanding 37,790,345 shares of common stock, par value $.01 per share.

                COASTAL  PHYSICIAN  GROUP,  INC.
                              INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December
           31, 1997 and September 30, 1998 (Unaudited)
        Unaudited Consolidated Statements of
           Operations
        Unaudited Consolidated Condensed
           Statements of Cash Flows
        Notes to Consolidated Financial Statements
           (Unaudited)
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4. - Matters Voted Upon by Shareholders
Item 5. - Other Information
Item 6. - Exhibits and Reports on Form 8-K

SIGNATURES

                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)

                                          September    December
                                             30,         31,
                                            1998         1997
                 Assets                   (unaudite
                                             d)
Current assets:
 Cash and cash equivalents                     7,453        8,921
 Marketable securities                         2,028        5,735
  Trade accounts receivable, net             16,925       23,612
  Reserves held by NCFE                       6,953        6,396
 Accounts receivable, other                    5,453       12,684
  Receivables from related party               6,169        9,405
  Prepaid expenses and other current           6,988        7,923
assets
      Total current assets                    51,969       74,676
Property and equipment, at cost, less
    accumulated depreciation                  8,879       10,342
Excess of cost over fair value of net
      assets acquired, net                    2,314        2,450
Other assets                                   8,230        8,628
      Total assets                            71,392       96,096


  Liabilities and Shareholders' Equity
               (Deficit)
Current liabilities:
 Current maturities and other short-term
      borrowings                             16,793        2,529
 Accounts payable                             19,107       31,364
  Income taxes payable                         1,147        1,359
 Accrued physicians fees and medical          18,261       31,431
costs
 Accrued expenses                             10,659       16,142
     Total current liabilities               65,967       82,825
Long-term debt, excluding current             74,695       74,698
maturities
      Total liabilities                      140,662      157,523
Deferred credit on business transferred
net of
  note receivable                              2,794          ---
Shareholders' deficit:
  Preferred stock $.01 par value; shares
      authorized 10,000; issued and
 outstanding                                      4
      445 and 0, respectively
     Common stock $.01 par value; shares
                              authorized
      100,000; shares issued and                377          375
 outstanding
      37,700 and 37,493, respectively
 Additional paid-in capital                  162,811      160,374
Common stock warrants                         1,582        1,582
 Retained earnings (accumulated deficit)   (237,065)    (223,912)

 Accumulated comprehensive income               227          154
      Total shareholders' deficit           (72,064)     (61,427)
     Total liabilities and shareholders'
      deficit                                71,392       96,096

  See accompanying notes to consolidated financial statements.


                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                              September 30,
                                           1998          1997

Operating revenue, net                        79,392        99,595

Costs and expenses:

 Physician and other provider services        63,359        84,903
 Medical support services                      8,520         8,894
 Selling, general and administrative           7,860        19,392
      Total costs and expenses                79,739       113,189

Operating loss                                 (347)      (13,594)

Other income (expense):
 Interest expense                            (2,708)       (2,837)
 Interest income                                 618            83
 Other, net                                      (8)         (621)
      Total other expense                    (2,098)       (3,375)

Loss before income taxes                     (2,445)      (16,969)

Benefit for income taxes                         ---       (1,400)

Net loss                                     (2,445)      (15,569)

Basic and diluted loss per share              (0.06)        (0.64)

Weighted average number of shares
 outstanding                                 37,700        24,415

  See accompanying notes to consolidated financial statements.

                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                            Nine months ended
                                              September 30,
                                           1998          1997

Operating revenue, net                       245,961       335,805

Costs and expenses:

 Physician and other provider services       196,994       267,824
 Medical support services                     24,892        33,048
 Selling, general and administrative          30,549        72,842
      Total costs and expenses               252,435       373,714

Operating loss                               (6,474)      (37,909)

Other income (expense):
 Interest expense                            (7,662)      (12,591)
 Interest income                                 854           545
 Other, net                                      129         (207)
      Total other expense                    (6,679)      (12,253)

Loss before income taxes                    (13,153)      (50,162)

Benefit for income taxes                         ---       (1,400)

Net loss                                    (13,153)      (48,762)

Basic and diluted loss per share              (0.35)        (2.01)

Weighted average number of shares
 outstanding                                 37,637        24,311

  See accompanying notes to consolidated financial statements.




                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                            Nine months ended
                                              September 30,
                                           1998          1997

Net cash provided by (used in)
operating activities                       (12,154)       (2,862)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                                930         (816)
Sales (purchases) of property and
equipment, net                                (991)           456
 Divestiture of subsidiaries, net of
    cash divested                           (5,957)         4,890
          Net cash provided by (used
in)                                         (6,018)         4,530
          investing activities

Cash flows from financing activities:
 Repayments of long-term debt                (4,037)      (92,086)
 Borrowings on long-term debt                 18,298        75,585
  Proceeds from issuance of preferred          2,065        10,000
stock
 Proceeds from issuance of common                378           311
stock
          Net cash provided by (used
in)                                          16,704       (6,190)
          financing activities

                  Net increase (decrease)in
cash and cash equivalents                   (1,468)       (4,522)

Cash and cash equivalents at beginning
    of period                                 8,921        10,239
Cash and cash equivalents at end of
    period                                    7,453         5,717


Supplemental disclosures of cash flow
      information:
      Cash payments (refunds) during
    the period for:
             Interest                          7,655         8,436
             Income taxes                        212       (4,401)



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


(2) Comprehensive Income

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

The components of comprehensive income, net of related tax, for the quarter and nine-month periods ended September 30, 1998 and 1997 are as follows:

In thousands of       Three months ended     Nine months ended
dollars                  September 30           September 30
                        1998       1997       1998        1997
Net loss               $(2,445)  $(15,569)   $(13,153)  $(48,762)
Unrealized gains
(losses)on securities        80         19          73       (55)
Comprehensive Income   $(2,525)  $(15,550)   $(13,080)  $(48,817)


The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

In thousands of dollars    September    December
                            30,1998     31, 1997
Unrealized gains
(losses)on securities          $  73        $  18
Accumulated other
comprehensive income           $ 227        $ 154




(3) Subsequent events

On October 30, 1998, the Company completed the sale of Health Enterprises, Inc., ("HEI") whose primary operating subsidiary is Healthplan Southeast, Inc. ("HPSE"), to Steven M. Scott, M.D. (the "Purchaser"). The Purchaser is the Chief Executive Officer and the largest shareholder of the Company. The Purchaser acquired all of the outstanding stock of HEI in a transaction which was effective as of October 1, 1998 for financial reporting purposes. The Net Proceeds of $15 million were used to decrease debt.

For  the  three months and nine months ended September  30,  1998
HPSE's revenues and operating losses included in the Company's consolidated results of operations were:

Amounts in         Three months     Nine months
thousands             ended            ended
                  September 30,    September 30,
                       1998            1998

Net revenues           $  27,235       $  82,815
Operating losses         (2,611)         (5,182)



In March 1998, the Company received regulatory approval of the sale of Doctor's Health Plan ("DHP") to DHP Holdings LLC., an entity that is controlled by Dr. Scott. Under terms of the agreement, the Company received cash of $993,000 and a note in the amount of $5,000,000, bearing interest at the rate of twelve percent 12% per annum until paid. For accounting purposes, the Company did not treat the transaction as a sale because of the purchaser's affiliation with the Company. Further, for accounting purposes, the Company did not consider the transaction to be completed until the note receivable was collected. The difference between the sales proceeds of $5,993,000 and the Company's basis of negative $1,801,000 is shown on the Consolidated Balance Sheet as of September 30, 1998 as a Deferred credit, net of the note receivable of $5,000,000.

On  October  30,  1998, the note receivable was  collected.   The
proceeds  were used to decrease debt.  In the fourth  quarter  of
1998,  shareholders'  equity  will  be  increased  by  $7,794,000 accounted for as a capital contribution by the purchaser.


(4) Recently Issued Accounting Pronouncements

Issue 97-2 of the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) titled "Application of FASB Statement No. 94 and APB Opinion 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements" applies to contractual management relationships between a physician practice management company
(PPM) and physician practices where the PPM does not own a majority of the outstanding voting equity of the physician practice. The absence of majority ownership may be because certain states' laws prohibit that ownership or because the PPM has elected not to own those equity instruments.

The Company is continuing to evaluate the impact of Issue 97-2 on the accounting for its contractual management relationships.


(5)  Reclassifications

Certain reclassifications have been made to the unaudited consolidated statements of operations for the three months ended September 30, 1997 and the nine months ended September 30, 1997 to conform to the 1998 presentation for the same periods. Such reclassifications had no impact on the net loss for the periods presented.
                  COASTAL PHYSICIAN GROUP, INC.
             Management's Discussion and Analysis Of
          Financial Condition and Results of Operations


INTRODUCTION

The following discussion provides an assessment of the Company's results of operations, liquidity and capital resources, and trends and uncertainties and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this document.

During 1998, the Company completed its divestiture strategy which focuses the Company's future operations on emergency medicine practice management, government services and medical billing and collections. The Company completed the divestitures of its primary care clinics, certain non-hospital based contracting and management operations and its Health Maintenance Organizations ("HMO"). The last HMO, Healthplan Southeast ("HPSE"), was sold effective October 1, 1998 and, therefore, its operations are included in the Company's consolidated results of operations for the three months and nine months ended September 30, 1998. In the following discussions, divestitures and divested entities refer to the divestitures completed since the first quarter of 1997 as follows:

                        Divested Entities

          Subsidiary            Type of operations     Date Sold

Various clinics                 Primary care        May 1997
Better Health Plan, Inc.        Medicaid HMO        August 1997
Coastal Physician Services of
South Florida, Inc.             Clinic management   November 1997
Integrated Provider Networks,
Inc.                            Primary care        November 1997
Practice Solutions, Inc.        Clinic billing      November 1997
Sunlife OB/GYN Services of
Broward County, Inc.            Clinic management   November 1997
Doctors Health Plan, Inc.       HMO                 March 1998





RESULTS OF OPERATIONS

Third  Quarter  Ended September 30, 1998 Compared  to  the  Third
Quarter Ended September 30, 1997.

Net   operating  revenue  ("operating  revenue")   decreased   by
$20,203,000, or 20.3%, for the third quarter of 1998 to $79,392,000 from $99,595,000 in the third quarter of 1997. The decrease in operating revenue due to divestitures completed since the first quarter of 1997 for which prior periods' results were not restated was approximately $21,166,000, or 21.3%, of the 1997 third quarter revenues.

Operating revenue not related to divested entities or to HPSE decreased approximately $1,990,000, or 3.7%, in the third quarter of 1998 from the comparable revenue in the third quarter of 1997. This decline was primarily the result of a decline in revenues from the emergency services group of approximately $2,699,000 primarily due to contract terminations. This decline was partially offset by an increase in revenue of the billing and collection operations of approximately $956,000. Revenue from other operations not related to divested entities or to HPSE decreased approximately $247,000.

Operating revenue for HPSE increased by $2,953,000, or 12.2%, to $27,235,000 in the three months ended September 30, 1998 from its comparable revenues of $24,282,000 in the three months ended September 30, 1997, due primarily to growth in the number of enrollees.

Operating expenses decreased $33,450,000, or 29.6%, to $79,739,000 in the third quarter of 1998 from $113,189,000 in the third quarter of 1997. The decrease in operating expenses due to divestitures completed, as detailed above, for which prior periods' results were not restated was approximately $26,691,000, or 23.7%, of the 1997 third quarter operating expenses.

Costs and expenses not related to divested entities or HPSE decreased approximately $11,479,000, or 18.4%, in the third quarter of 1998 from the comparable expenses in the third quarter of 1997. A decrease in physician and other provider services not related to divested entities or HPSE represented $5,721,000 of this decrease and was primarily due to decreases in the number of contracts within the emergency services group. Medical support services not related to divested entities or HPSE increased by $575,000 due primarily to increased expenses of $1,131,000 in the billing and collection activities resulting from an increased number of visits processed offset by a decrease of approximately $556,000 primarily due to decreases in the number of contracts within the emergency services group. Selling, general and administrative expenses not related to divested entities or HPSE decreased $6,333,000 due to decreases in the number of contracts within the emergency services group, lower corporate medical malpractice insurance premiums and reductions in corporate overhead. The Company also received a credit for program fees of approximately $765,000 relating to its accounts receivable sales and subservicing programs. This credit is described in the discussion below relating to interest expense.

HPSE's expenses increased by $4,720,000, or 18.8%, of its comparable 1997 third quarter operating expenses. This increase was due primarily to an increase in physician and other provider services of $4,239,000 associated with the growth in the number of enrollees in HPSE and overall increased medical costs.

The changes in operating revenue and operating expenses described above resulted in operating loss of $347,000 for the third quarter of 1998, compared to an operating loss of $13,594,000 for the third quarter of 1997. Operating loss in the third quarter of 1998 includes an operating loss of approximately $2,611,000 attributable to HPSE compared to an operating loss of $844,000 for HPSE in the third quarter of 1997.

The Company's operating margin for the third quarter of 1998 was negative 0.4% as compared to negative 13.6% for the third quarter of 1997. The Company's operating margin for the third quarter of 1998, excluding the results of HPSE and divested operations, was approximately 2.4% compared to a negative 15.2% for the third quarter of 1997, excluding the results of HPSE and divested operations.

Effective for the third quarter of 1998, the Company received certain credits for interest and certain selling, general and administrative fees relating to its sales and subservicing agreements with National Century Financial Enterprises, Inc. and its affiliates ("NCFE"). The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Interest expense decreased $129,000, or 4.5%, to $2,708,000 for the three months ended September 30, 1998 from $2,837,000 for the three months ended September 30,1997. The decrease includes the effect of the credits received from NCFE of approximately $1,468,000 which were accounted for as a reduction of interest expense. The decrease in interest expense net of the credits was approximately $1,339,000 and was due primarily to the higher outstanding amounts in the accounts receivable sales and subservicing programs.

Interest income increased by $535,000 due primarily to interest earned on receivables from a related party.

There was no provision for income taxes recorded for the third quarter of 1998. In the third quarter of 1997, the Company recorded  a  $1,400,000 benefit for income  taxes  based  on  the reversal of a prior provision for income taxes given the continuing operating losses and net operating loss carryforwards available. The Company expects to record no tax expense or benefit, other than as a result of potential asset divestitures, until the Company utilizes federal and state net operating loss carryforwards ("NOL"). As of September 30, 1998, the Company had approximately $170,000,000 and $210,000,000 in NOLs for federal and state purposes, respectively.

Overall, the Company incurred a net loss of $2,445,000 in the third quarter of 1998 as compared to a net loss of $15,569,000 in the third quarter of 1997 for the reasons discussed above.

Weighted   average  shares  outstanding  increased   54.4%   from
24,415,000  shares  in the third quarter of  1997  to  37,700,000 shares in the third quarter of 1998, primarily as a result of shares issued to Dr. Scott during 1997.


Nine  Months Ended September 30, 1998 Compared to the Nine Months
Ended September 30, 1997.

Net operating revenue ("operating revenue") decreased by $89,844,000, or 26.8%, for the nine months ended September 30, 1998 to $245,961,000 from $335,805,000 in the nine months ended
September 30, 1997. The decrease in operating revenue due to divestitures completed since the first quarter of 1997 for which prior periods' results were not restated was approximately $65,098,000, or 19.4%, for the nine months ended September 30, 1997.

Operating revenue not related to divested entities or to HPSE decreased approximately $36,272,000 or 19.2%, for the nine months ended September 30, 1998 from the comparable revenue in the nine months ended September 30, 1997. This decline was primarily the result of a decline in revenues from the emergency services group of approximately $35,246,000, which is primarily due to contract terminations.

Operating revenue for HPSE increased by $11,526,000, or 16.2%, to $82,815,000 in the nine months ended September 30, 1998 from its comparable revenues of $71,289,000 in the nine months ended September 30, 1997, due primarily to growth in the number of enrollees.

Operating expenses decreased $121,279,000, or 32.5%, to $252,435,000 in the nine months ended September 30, 1998 from $373,714,000 in the nine months ended September 30, 1997. The decrease in operating expenses due to divestitures completed, as detailed above, for which prior periods' results were not restated, was approximately $80,773,000, or 21.7%, of the operating expenses for the nine months ended September 30, 1997.

Costs and expenses not related to divested entities or HPSE decreased approximately $57,826,000, or 27.2%, in the nine months ended September 30, 1998 from comparable expenses in the nine months ended September 30, 1997. Physician and other provider services not related to divested entities or HPSE decreased by $33,626,000 and was primarily due to decreases in the number of contracts within the emergency services group and government services group. Medical support services not related to divested entities or HPSE decreased by $2,132,000. This was primarily due to approximately $3,515,000 of decreases in the number of contracts within the emergency services group, partially offset by increased expenses of approximately $1,039,000 in the billing and collection activities resulting from an increased number of visits processed. Selling, general and administrative expenses not related to divested entities or HPSE decreased $22,068,000. Approximately $8,796,000 of this decrease was due to decreases in the number of contracts within the emergency services group, reduced headcount and office closings and lower corporate medical malpractice insurance premiums. Approximately $5,662,000 was the result of decreased telecommunication and information technology costs and approximately $8,448,000 of the decrease arose from reductions in corporate overhead including reductions in personnel and the closure of certain billing and collection offices.

HPSE's expenses increased by $17,320,000, or 24.5%, of its comparable operating expenses in the nine months ended September 30, 1997. This increase was due primarily to an increase in physician and other provider services of $15,870,000 associated with the growth in the number of enrollees in HPSE and overall increased medical costs.

The changes in operating revenue and operating expenses described above resulted in an operating loss of $6,474,000 for the nine months ended September 30, 1998, compared to an operating loss of $37,909,000 for the nine months ended September 30, 1997. The operating loss for the nine months ended September 30, 1998 includes an operating loss of approximately $5,181,000 attributable to HPSE compared to operating income of $612,000 for the nine months ended September 30, 1997.

The Company's operating margin for the nine months ended September 30, 1998 was a negative 2.6% as compared to negative 11.3% for the nine months ended September 30, 1997. The Company's operating margin for the nine months ended September 30, 1998, excluding the results of HPSE and divested operations, was a negative 1.2% compared to a negative 12.4% for the nine months ended September 30, 1997, excluding the results of HPSE and divested operations.

Effective for the third quarter of 1998, the Company received certain credits for interest and certain selling, general and administrative fees relating to its sales and subservicing agreements with National Century Financial Enterprises, Inc. and its affiliates ("NCFE"). The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Interest expense decreased $4,929,000, or 39.1%, to $7,662,000 for the nine months ended September 30, 1998 from $12,591,000 for the nine months ended September 30,1997. The decrease includes credits received from NCFE of approximately $1,468,000 which were accounted for as a reduction of interest expense. The remaining decrease in interest expense of $3,461,000 was due primarily to a change in the Company's debt structure and lower interest rates in 1998.

There was no provision for income taxes recorded for the nine months ended September 30, 1998. In the nine months ended September 30, 1997, the Company recorded a $1,400,000 benefit for income taxes based on the reversal of a prior provision for income taxes given the continuing operating losses and net operating loss carryforwards available. The Company expects to record no tax expense or benefit, other than as a result of potential asset divestitures, until the Company utilizes federal and state net operating loss carryforwards ("NOL"). As of September 30, 1998, the Company has approximately $170,000,000 and $210,000,000 in NOLs for federal and state purposes, respectively.

Overall, the Company incurred a net loss of $13,153,000 in the nine months ended September 30, 1998 as compared to a net loss of $48,762,000 in the nine months ended September 30, 1997 for the reasons discussed above.

Weighted average shares outstanding increased 54.8% from 24,311,000 shares in the nine months ended September 30, 1997 to 37,637,000 shares in the nine months ended September 30, 1998, primarily as a result of shares issued to Dr. Scott during 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1998 was $12,154,000 arising from the net loss of $13,153,000 adjusted for $5,000,000 of non-cash items, $15,000,000 of cash provided by accounts receivable related items offset by $19,000,000 cash used to reduce accounts payable and accrued expenses.

On October 30, 1998, the Company completed the sale of Health Enterprises, Inc., whose primary operating subsidiary is HPSE, to Dr. Scott (the "Purchaser"). The Purchaser acquired all of the outstanding stock of HPSE in a transaction which was effective as of October 1, 1998 for financial reporting purposes. The Net Proceeds of $15 million were used to decrease debt.

Also, on October 30, 1998, the Company received $5,000,000 for payment in full of a note receivable from DHP Holdings, Inc.
arising from the sale of Doctors Healthplan, Inc. The Company used the proceeds to decrease debt.

The Company's strategic business plan provides for improving the profitability of its core businesses, reducing contract attrition rates and cutting overhead costs. The Company has taken the following actions in accordance with that plan.

Coastal Physician Services, Inc. ("CPS") and its operating subsidiaries continue to implement the Practice Partners Program which is designed to better match the payments made to independent contractor physicians to the revenue generated by the independent contractors. Marketing activities have been increased which management believes may lead to moderate growth in new contracts in 1999, but no significant growth is anticipated in the fourth quarter of 1998.

Healthcare   Business  Resources,  Inc.  ("HBR")   continues   to
introduce the "T-Chart" system to its clients. The "T-Chart" system affords the physicians a better method of documenting medical treatment, while helping HBR streamline the process of coding and billing. Management believes that the use of the T-Chart system will reduce processing costs.

Although these actions are expected to have a positive effect on the Company's financial performance, there can be no assurances that these actions will be successful or that improved financial results will be achieved without additional revenue, margin improvements and cost reductions.

The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations.

During the second quarter of 1998, the Company was been advised by the New York Stock Exchange ("NYSE") that it was not in compliance with certain of the NYSE's continued listing criteria. Management of the Company has had discussions with, and furnished current and projected financial information to, representatives of the NYSE concerning this matter. The NYSE also advised the Company that it will review on a quarterly basis the Company's financial performance in relation to its projected business plan, and that continued listing in the future may be dependent on such financial performance.

YEAR 2000 ISSUES

The Company places significant reliance upon various computer systems in order to run its day to day operations. The Company has begun a review of its computer applications and platforms to determine that they are Year 2000 compliant before December 31, 1999. This review has not been completed, but major applications covering billing and certain general ledger applications have been reviewed and are Year 2000 compliant. The balance of the systems reviews and modifications, if any are required, are expected to be completed before the Company would experience any adverse consequences.

The Company believes that its computer systems, upon completion of the systems reviews and modifications, if any are required, will not be adversely impacted. The costs of the project to date and the estimated costs to complete it by the year 2000, are not expected to be, nor have they been, material to the Company's consolidated financial position or the results of operations.

The Company is also working with its major suppliers of computer and telecommunications services to determine their state of readiness. The Company is dependent upon those suppliers for ensuring that their operating system software and related software products, including communications software, will be Year 2000 compliant.

The Company believes that Year 2000 issues, if not properly addressed by commercial insurance companies and other entities that process medical claims for Medicare, Medicaid and CHAMPUS that reimburse the Company for medical services, would have a significant impact upon the operating results of the Company.

If the Company's computer and telecommunications services were not available for an extended period of time or if claims were not timely reimbursed by payors, the Company's cash flow could be severely impacted. At this time, the Company believes that the major suppliers of computer and telecommunications services will be Year 2000 compliant prior to December 31, 1999. The Company will continue to monitor progress by commercial insurance companies and other entities that process medical claims for Medicare, Medicaid and CHAMPUS.

Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to the level and timing of improvements in operating results and cash flow; the possibility of poor accounts receivable generation, collection and/or reimbursement experience; the possibility of increased medical expenses due to increased utilization; the possibility that the Company may not be able to improve operations or execute its strategy as planned; and other important factors disclosed from time to time in the Company's Form 10-K, Form 10-Q and other Securities and Exchange Commission filings.


PART II - OTHER INFORMATION


Item 4. - Matters Voted Upon By Shareholders

The  Annual  Meeting of Shareholders of the Company was  held  on
August  14,  1998.   At such meeting the following  members  were
elected to the Board of Directors.

                                     Number of Shares Voted
                                     For            Abstain

  Steven M. Scott, M.D.         34,098,327          290,629
  Bertram E. Walls, M.D.        34,084,738          301,216
  Sherman M. Podolsky, M.D.     34,097,738          288,718

The following directors' terms of office continued after the meeting:

  Eugene F. Dauchert, Jr.       Edward L. Suggs, Jr.
  Charles E. Potter             Mark J. Pastin


The vote taken on the proposal to amend the Company's Amended and Restated Certificate of Incorporation was as follows:

  For  23,419,634     Against   650,774        Abstain   15,190


The vote taken on the proposal to approve the appointment of KPMG
Peat Marwick LLP, as the Company's independent certified public accountants for the Corporation for the fiscal year ending
December 31, 1998 was as follows:

  For  34,217,111     Against   129,939        Abstain   13,906
Item 5. - Other Information


Divestiture of Assets

On October 30, 1998, the Company completed the sale of Health Enterprises, Inc. ("HEI"), whose primary operating subsidiary is Healthplan Southeast ("HPSE"), to Dr. Scott (the "Purchaser"). The Purchaser acquired all of the outstanding stock of HEI in a transaction which was effective as of October 1, 1998 for financial reporting purposes. The Purchase Price of $15 million was used to decrease debt.

HPSE is a Health Maintenance Organization licensed to operate in the State of Florida with approximately 77,000 members. For the nine months ended September 30, 1998, HEI reported unaudited consolidated revenues of approximately $82,815,000 and net losses of approximately $5,181,000 million. As a result of these losses, the Company was required to make significant capital contributions to HPSE in 1998 prior to its sale, and the Company anticipated that substantial additional capital contributions would be required during the balance of 1998.

The Company retained the investment banking firm of Salomon Smith Barney, Inc. to advise the Company, to assist in completing the sale and to render a fairness opinion regarding the financial aspects of the transaction. After a thorough review of the operations of HPSE and the anticipated funding that would likely be required in the balance of 1998, the Company determined that the best course of action was to divest the asset. The purchase price was determined by negotiation between the Company and the Purchaser.

The  Florida  Department  of Insurance  issued  a  Consent  Order
granting   approval  of  the  Purchaser's  acquisition   of   the
outstanding voting securities of HEI.

For a period of 12 months from the closing, the Company has the right to market HEI to potential third party purchasers. If the Company or the Purchaser locates a third party purchaser before October 31, 1999, who is willing to purchase HEI at a price that exceeds the Strike Price, then Coastal may elect to have the sale take place. If the Company elects to have the sale take place to the third party, the Purchaser has the right to either (i) pay to the Company an amount equal to the amount that would have been received by the Company as a result of the sale to the third party or (ii) agree to consummate a closing and sale to the third party purchaser.

The Strike Price is a price that will yield net proceeds of the sale (after payment of the costs to market and sell to a third party) in an amount equal to the Purchaser's net investment in HEI plus a twelve percent (12%) annualized return on the net investment. Purchaser's net investment shall be equal to Purchaser's purchase price plus Purchaser's contributions to HEI plus Purchaser's out-of-pocket costs to acquire, finance and operate HEI minus any distributions or dividends Purchaser receives from HEI.

If the sale takes place pursuant to a letter of intent, term sheet or definitive agreement entered into on or before December 31, 1998, the proceeds of the sale in excess of the Strike Price will be remitted to the Company. If the sale takes place pursuant to a letter of intent, term sheet or definitive agreement entered into after December 31, 1998, the Purchaser will be entitled to receive from net proceeds (after payment of marketing expenses of the sale to the third party) the greater of (i) Purchaser's net investment plus a twelve percent (12%) annualized return on such amounts or (ii) an amount equal to Purchaser's net investment plus fifty percent (50%) of the difference between (x) the amount of the net proceeds less the Company's investment banker fees and expenses in selling HEI to the Purchaser minus (y) the Purchaser's net investment, and the Company would be entitled to receive the balance of the proceeds. In all potential sales to third party purchasers, the Purchaser has the right to retain ownership of HEI and pay the Company an amount equal to the amount the Company would have received as a result of the sale to the third party.

As part of the transaction, the Company agreed to a partial release of its non-compete agreement with Steven M. Scott, M.D. This partial release allows Steven M. Scott, M.D. and his affiliates to operate health maintenance organizations and similar organizations.
FINANCIAL STATEMENTS AND EXHIBITS

a.     Not applicable.
b. The pro forma financial information required is included herein.
c.     Not applicable.


Item 6. - Exhibits and Reports on Form 8-K

Exhibit
Number      Description

2.1 Stock Purchase Agreement dated October 30, 1998, between Coastal Physician Group, Inc. and HEI Holdings, LLC. with Exhibit B - Partial Release of Non-Compete Provisions of Employment Agreement between Steven M. Scott, M.D. and Coastal Physician Group, Inc.

Reports on Form 8-K - None.

                  COASTAL PHYSICIAN GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED PRO FORMA
                      FINANCIAL INFORMATION


The following unaudited condensed consolidated pro forma balance sheet as of September 30, 1998, and the unaudited condensed consolidated pro forma statements of operations for the nine month period ended September 30, 1998 and the year ended December 31, 1997 have been prepared to give effect to the sale of certain assets of Health Enterprises, Inc. ("HEI"). The adjustments to the unaudited condensed consolidated pro forma balance sheet have been prepared as if the transaction was consummated on September 30, 1998, while the adjustments to the unaudited condensed consolidated pro forma statements of operations have been prepared as if the transaction was consummated as of the beginning of the respective periods presented. The unaudited condensed consolidated pro forma financial information has been adjusted to reflect the effect of the pro forma adjustments described in the accompanying notes and is not necessarily indicative of the consolidated financial position or results of operations had the sale transaction actually been effected as of the assumed dates. The unaudited condensed consolidated pro forma financial information should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto as of September 30, 1998 and for the nine months then ended included in the Company's Quarterly Report in this Form 10-Q.

                  COASTAL PHYSICIAN GROUP, INC.
     UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET
                        September 30, 1998
                          (IN THOUSANDS)

                                         PRO FORMA
                               HISTORIC  ADJUSTMEN           PRO
                                  AL         TS             FORMA

            ASSETS
Current assets:
                                                      (a,b
Cash and cash equivalents          7,453    (9,330)  ,d)   (1,877)
 Marketable securities              2,028    (2,028)  (a)
 Trade accounts receivable, net    16,925    (1,452)  (a)    15,473
  Reserves held by NCFE             6,953                     6,953
 Accounts receivable, other         5,453    (1,258)  (a)     4,195
  Receivables from related          6,169                     6,169
party
 Prepaid expenses and other
current assets                     6,988      (142)  (a)     6,846
      Total current assets         51,969   (14,210)         37,759
Property and equipment, at
cost,                              8,879    (1,055)  (a)     7,824
    less accumulated
 depreciation
Excess of cost over fair value
of                                 2,314                     2,314
      net assets acquired,
 net
Other assets                        8,230    (1,281)  (a)     6,949
      Total assets                 71,392   (16,546)         54,846

LIABILITIES AND SHAREHOLDERS'
            EQUITY
          (DEFICIT)
Current liabilities:
 Current maturities and other
      short-term borrowings       16,793                    16,793
 Accounts payable                  19,107      (203)  (a)    18,904
  Income taxes payable              1,147                     1,147
  Accrued physician fees
      and medical costs           18,261    (9,168)  (a)     9,093
 Accrued expenses                  10,659      (593)  (a)    10,066
     Total current liabilities    65,967    (9,964)         56,003
Long-term debt, excluding
  current maturities              74,695   (15,000)  (d)    59,695
      Total liabilities           140,662   (24,964)        115,698

Deferred credit on business
transferred, net of note
receivable                         2,794                     2,794

Shareholders' deficit:
 Preferred stock $.01 par
value; shares authorized
10,000; issued and outstanding
445 and 0 respectively                 4                         4
   Common stock $.01 par value;
shares authorized 100,000;
shares issued and outstanding
37,700 and 37,493,                   377                       377
respectively
 Additional paid-in capital       162,811      8,635  (c)   171,446
Common stock warrants              1,582                     1,582
 Retained earnings (accumulated
deficit)                        (237,065                   (237,06
                                       )                        5)
  Accumulated comprehensive           227      (217)  (a)        10
income
      Total shareholders'
deficit                         (72,064)      8,418        (63,646
           (deficit)                                             )
      Total liabilities and
share-                            71,392   (16,546)         54,846
       holders deficit


                  COASTAL PHYSICIAN GROUP, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                     PRO FORMA BALANCE SHEET
                       September 30, 1998



DETAILS OF PRO FORMA ADJUSTMENTS

(a) To record the disposition of the assets and liabilities of HEI.

(b)  To record the proceeds from sale of $15.0 million.

(c) To record the difference in net book value and the net proceeds accounted for as a capital contribution and credited directly to additional paid-in-capital.

(d)  To record the reduction of obligations to NCFE.


                     COASTAL PHYSICIAN GROUP, INC.
  UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             PRO FORMA
                                   HISTORICA ADJUSTMENT          PRO
                                       L         S              FORMA

Operating revenue, net                245,961   (82,815)  (a)    163,146

Costs and expenses:
 Physician and other provider         196,994   (78,155)  (a)    118,839
services
 Medical support services              24,892                     24,892
  Selling, general and                 30,549    (9,842)  (a)     20,707
administrative
      Total costs and expenses        252,435   (87,997)         164,438

Operating loss                        (6,474)      5,182         (1,292)

Other income (expense):
   Interest expense                   (7,662)                    (7,662)
   Interest income                        854                        854
  Other, net                              129                        129
     Total other expense              (6,679)                    (6,679)

     Loss before income taxes        (13,153)      5,182         (7,971)

   Benefit for income taxes               ---

Net loss                             (13,153)      5,182         (7,971)

Basic and diluted loss per share       (0.35)                     (0.21)

Weighted average number of shares
 outstanding                          37,637                     37,637



                    COASTAL PHYSICIAN GROUP, INC.
 UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 1997
                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              PRO FORMA
                                    HISTORIC  ADJUSTMEN          PRO
                                       AL         TS            FORMA

Operating revenue, net                 424,841   (97,336)  (a)   327,505

Costs and expenses:
 Physician and other provider          359,165   (89,550)  (a)   269,615
services
 Medical support services               40,720
 Selling, general and administrative    90,691   (11,867)  (a)    78,824
      Total costs and expenses         490,576  (101,417)        389,159

Loss on divested assets, net           (1,453)                   (1,453)

Operating loss                        (67,188)      4,081        (63,107
                                                                      )

Other income (expense):
 Interest expense                     (15,536)                   (15,536
                                                                      )
  Interest income                          628                       628
 Other, net                            (1,285)                   (1,285)
     Total other expense              (16,193)                   (16,193
                                                                      )

     Loss before income taxes and
        extraordinary item           (83,381)      4,081        (79,300
                                                                      )

  Benefit for income taxes               1,400                     1,400

     Net loss                         (81,981)      4,081        (77,900
                                                                      )

Basic and diluted loss per share        (3.08)                    (2.93)

Shares used to compute loss per
share, basic and diluted               26,623                    26,623
                  COASTAL PHYSICIAN GROUP, INC.
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED
               PRO FORMA STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
              AND THE YEAR ENDED DECEMBER 31, 1997



DETAILS OF PRO FORMA ADJUSTMENTS

(a) To record the direct reduction in operating revenue, net, costs and expenses and other income/expense directly related to HEI for the periods presented.












SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  COASTAL PHYSICIAN GROUP, INC.
  (Registrant)


Date:  November 16, 1998   By: /S/STEVEN M. SCOTT, M.D.
                                Steven M. Scott, M.D.
                                President and Chief
                                Executive Officer

Date:  November 16, 1998   By: /S/W. RANDALL DICKERSON
                                W. Randall Dickerson
                                Executive Vice President
                                and Chief Financial Officer
                    STOCK PURCHASE AGREEMENT


      THIS STOCK PURCHASE AGREEMENT (the "Agreement") is made and entered into as of October ___, 1998 by and among COASTAL
PHYSICIAN GROUP, INC., a Delaware Corporation ("Coastal"  or  the
"Seller") and STEVEN M. SCOTT, M.D. ("Purchaser").

                      W I T N E S S E T H:

      WHEREAS, the Seller owns all of the issued and outstanding stock of Health Enterprises, Inc., a Florida corporation ("HEI"), and HEI owns all of the issued and outstanding stock of (i) Healthplan Southeast, Inc., a Florida corporation licensed as a health maintenance organization under the laws of the State of Florida ("HPSE"), (ii) Health Management Southeast, Inc. a Florida corporation which has entered into a Management Services Agreement to provide management services to HPSE ("HMS"), and
(iii) Medical Data Solutions, Inc., a Florida corporation ("MDS"; HEI, HPSE, HMS and MDS are sometimes collectively referred to as the "Company" or the "Companies");

      WHEREAS, Steven M. Scott, M.D. and his affiliates own the majority interest of Seller and all of the ownership interests of Purchaser, and in order to effectively acquire the balance of the ownership interests of the Companies, concurrently with the execution and delivery of this Agreement, the Seller is selling and the Purchaser is purchasing all of the issued and outstanding stock of HEI (the "HEI Stock"), all pursuant to the terms and conditions more fully set forth herein.

      NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

                            ARTICLE I
                        PURCHASE AND SALE

      Section 1.1 Purchase and Sale of HEI Stock. Subject to the terms and conditions contained herein, at a Closing taking place concurrently with the execution and delivery of this Agreement, the Purchaser is purchasing from the Seller and the Seller is selling, assigning and transferring to the Purchaser, the HEI Stock, which is all of the issued and outstanding capital stock of HEI.

       Section 1.2 Closing Date. The closing of this transaction (the "Closing") shall be held at the offices of Moore & Van Allen, PLLC, 2200 West Main Street, Suite 800, Durham, North Carolina 27705, or such other place as the parties may agree on or before October 30, 1998 or such other time as the parties may agree; provided, the transactions contemplated herein shall be effective as of 12:01 a.m. on October 1, 1998 (the "Effective Date").

     Section 1.3 Purchase Price and Payment of Purchase Price. The purchase price, subject to adjustments described below, to be paid by Purchaser (the "Purchase Price") will be an amount equal to $15,000,000. The Purchaser will pay the Purchase Price at Closing in cash or immediately available funds. Seller may be entitled to receive additional amounts under Section 5.6, which amounts shall be treated as an adjustment to the Purchase Price.

     Section 1.4 Post Effective Date Cooperation. The parties acknowledge that after the Effective Date, cash may be received by one party but belong to another party and/or trade payables may be paid by one party yet be the responsibility of another party. The parties agree to cooperate to reconcile in a timely manner all post Effective Date transactions. Upon such reconciliation, any party owing money to another party shall pay the amount owed within thirty (30) days of said reconciliation.

      Section  1.5     Responsibility for Tax Liability.   Seller
shall be responsible for and shall indemnify Purchaser from, against and in respect of any liability for taxes imposed on the Companies with respect to any taxable period, or portion thereof, ending on or prior to or which includes the date immediately prior to the Effective Date (including any liability under
Section   1.1502-6  of  the  Treasury  Regulations   or   similar
provisions of state law). Purchaser shall be responsible for and shall indemnify Seller from, against and in respect of any liability for taxes imposed on the Companies with respect to any taxable period, or portion thereof, for which Seller is not liable to Purchaser pursuant to the terms of the immediately preceding sentence (other than any liability under Section 1.1502-6 of the Treasury Regulations or similar provision of state law).

                           ARTICLE II
          REPRESENTATIONS AND WARRANTIES OF THE SELLER

      In order to induce the Purchaser to enter into this Agree ment and the transactions contemplated hereby, the Seller hereby represents and warrants to the Purchaser as follows:

      Section 2.1 Corporate Organization and Authority. The Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida, with full corporate power and authority to conduct its business as now conducted, own its assets, own or lease and operate its proper ties, and enter into and perform its obligations under this Agreement. This Agreement constitutes, and all assignments, agreements and other instruments and documents to be executed and delivered by the Seller in connection with this Agreement will constitute, the Seller's legal, valid and binding obligations, enforceable against the Seller in accordance with their respec tive terms.

      The Seller, by all appropriate corporate action, has duly authorized the execution and delivery of this Agreement, the documents of transfer and assignment contemplated hereby in consummation of all the transactions contemplated herein and the performance of all obligations of the Seller pursuant to this Agreement.

      Each of the Companies is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida, with full corporate power and authority to conduct its business as now conducted, own its assets, own or lease and operate its properties.

      Section  2.2     Title to Stock.  Except  as  disclosed  on
Schedule 2.2, (i) the Seller is the true and lawful beneficial and record owner of all the HEI Stock and has good and marketable title thereto, free and clear of claims, pledges, liens, security interests, charges or other encumbrances, and (ii) HEI is the true and lawful beneficial and record owner of all the issued and outstanding stock of HPSE, HMS and MDS, and HEI has good and marketable title thereto, free and clear of claims, pledges, liens, security interests, charges or other encumbrances. Subject to obtaining all required consents disclosed on Schedule 2.14, the Seller has full right and power and authority to sell, transfer and deliver the HEI Stock. Upon delivery of the HEI Stock as contemplated in this Agreement, the Seller will transfer to the Purchaser valid and marketable title thereto including all voting and other rights to the HEI Stock free and clear of all claims, pledges, liens, security interests, charges, or other encumbrances.

      Section 2.3 Financial Statements. The audited financial statements for HPSE for the year ended December 31, 1997, and all financial statements filed with the State of Florida Department of Insurance (the "DOI") since December 31, 1997 for HPSE, which have been prepared on the statutory basis of accounting, and the unaudited financial statements of the Company for the year-to-date period ended September 30, 1998, prepared in accordance with GAAP (except for the lack of footnotes and year end adjustments), are attached hereto as Exhibit A. Since the date of the financial statements, management believes that the Companies have incurred continuing substantial operating losses. Additional matters regarding the Companies and their financial statements are disclosed on Schedule 2.14. Other than as set forth above and as disclosed on Schedule 2.14, the Seller make no representations regarding the financial condition, business or affairs of the Companies.

     Section 2.4 Subsidiaries. HEI owns all of the issued and outstanding shares of HPSE, HMS and MDS. Other than HPSE, HMS and MDS, HEI does not own, either directly or indirectly, or have any investment in, own, or otherwise control, any corporation or other entity, or is a party to any partnership agreement, joint venture, or similar agreement.

      Section 2.5 Other Business Names. The Companies and their predecessors and any companies acquired by or merged into them have not used any business names other than "Healthplan
Southeast" and "Discovery Healthplan."

      Section 2.6 Compliance with Laws Applicable to Sites. The Companies have complied in all material respects with all municipal, state and federal statutes, ordinances, rules and regulations applicable to its respective business, included but not limited to, zoning, building, environmental and occupational, safety and health regulations.

      Section 2.7 Leases. Schedule 2.7 contains an accurate and complete list of all space leases with respect to space leased by the Companies. Other than as disclosed on Schedule 2.7, the Companies are not in default under any lease or subject to obtaining necessary consents nor will they be in default as a result of the execution of this Agreement or closing of the transactions contemplated hereby.

      Section 2.8 Tangible Personal Property. Schedule 2.8 contains an accurate and complete list of all equipment leases and equipment leased by the Companies. The Companies are not in default under any such equipment leases and neither the Seller nor the Companies is aware of any fact which, with notice and/or passage of time, would constitute such a default.

      Section 2.9 Intangible Personal Properties; Computer Programs. Set forth on Schedule 2.9 is a list of any and all franchises or licenses, any registered trademarks, trademark applications, service marks, copyrights, trade names and computer programs held or used by the Companies. Other than as set forth on Schedule 2.14, neither the Seller nor the Companies has received written notice of any claims or demands with respect to such items of intangible personal property and, to the Seller's and the Companies' best knowledge, there are no claims or demands against the any of such parties respect to any of such items of intangible personal property. No proceedings have been instituted, or are pending against the Seller or the Companies, or to the knowledge of the Seller and the Companies, have been threatened against the Seller or the Companies to challenge the rights of the Seller or the Companies with respect to any such assets. The Companies have not received written notice of any claims or demands relating to their right to use all trade names, trade secrets, patient records and patient lists which they have used or which they are now using in connection with their respective businesses. The Companies have the unrestricted right to use, free from any rights or claims of others, all trade names, trade secrets, patient records and patient lists which they have used or which they are now using in connection with their respective businesses.

      Section 2.10 Assets. Except as set forth on Schedule 2.10, as of the Closing Date the Companies have good and marketable title in and to all of their respective assets, which property is free and clear of any security interests, consignments, liens, judgments, encumbrances, restrictions, or claims of any kind, other than as expressly provided in this Agreement.

      Section 2.11 Current Employees and Employment Practices. The Companies are obligated to pay employees of the Companies under certain circumstances pursuant to the "stay bonus" plan described on Schedule 2.11(a). Other than the bonus plan described on Schedule 2.11(a), all employees of the Companies are employees at will who may be terminated by the respective employers at any time, with or without cause, with no obligation to make any payment other than salary and wages through the date of termination, plus any notice period, and severance payments in accordance with such employer's standard corporate policy. Except as described on Schedule 2.11(b), no employment discrimination or unfair labor practice, charge or complaint against the Companies has been filed, nor to the knowledge of the Seller or the Companies, threatened to be filed with any court, agency or other entity having jurisdiction over the Companies. Other than as disclosed on Schedule 2.11(b), to the knowledge of the Seller and the Companies, the Companies have not been threatened by any former employee with any suit alleging wrongful termination or other discriminatory wrongful or tortuous conduct in connection with the employment relationship. Schedule 2.11(a) attached hereto and made a part hereof lists all employment agreements of the Companies. None of the employees of the
Companies are represented by any labor organization, nor to the knowledge of the Seller or the Companies is there currently any union organizing activities with respect to such employees, nor has there been any such organizing activity within the past three years. The Companies have not engaged in any collective bargaining or similar agreement with any labor organization.

      Section 2.12 ERISA. All "employee benefit plans," as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), maintained or contributed to by the Companies are in compliance with all applicable provisions of ERISA and the Internal Revenue Code of 1986, as amended, (the "Code"), and the Companies do not have any liabilities or obligations with respect to any such employee benefit plan, whether or not accrued, contingent or otherwise, except for instances of noncompliance or liabilities or obligations that would not, individually or in the aggregate, have a material adverse effect on the business of the Companies. No employee of the Companies will be entitled to any additional benefits or any acceleration of the time of payment or vesting of any benefits under any employee incentive or benefit plan, program or arrangement as a result of the transactions contemplated by this Agreement, either alone or in combination with another event. The Companies do not separately maintain any plans or other compensation arrangements which provide deferred or incentive compensation or severance benefits.

     Section 2.13 Insurance. The Companies shall deliver prior to closing copies of the originals of any and all insurance policies which any of the Companies have in effect covering itself or its employees, officers or directors, including error and omissions policies. The Companies have had general liability insurance and HPSE has had errors and omissions liability insurance policies in full force and effect from the date HEI was acquired by the Seller through the Closing Date as part of the coverage afforded under a policy written to Coastal.

      Section 2.14 Compliance with Applicable Laws. Except as set forth on Schedule 2.14, the Companies are in compliance in all material respects with all federal, state, county and municipal laws, ordinances, regulations, judgments, orders or decrees applicable to the conduct of its business or to the assets owned, used, or occupied by the Companies, and neither the Seller nor the Companies has received notice or advice to the contrary. Except as set forth on Schedule 2.14, neither this Agreement nor the consummation of the transactions contemplated herein will (a) violate an order, writ, injunction, statute, rule or regulation applicable to the Companies or (b) require the consent, approval, authorization or permission of, or the filing with or the notification of any federal, state or local government agency.

     Section 2.15   Environmental and Medical Waste Compliance.

      (a) The Companies are not in violation of any federal, state or local laws, statutes, codes, ordinances, rules, regulations, permits or orders relating to or addressing the environment, health, medical waste or safety (collectively, "Environmental Laws"), which shall include, but not be limited to, the use, handling or disposal of or the record keeping, notification and recording requirements respecting any pollutant, hazardous substance, radioactive substance, toxic substance, solid waste, hazardous waste, medical waste, radioactive waste, special waste, petroleum or petroleum derived substance or waste, asbestos, or any hazardous or toxic constituent thereof (collectively "Hazardous Substances") or work place or worker safety and health, nor have they received any written notices alleging that they are in violation of any such Environmental Laws; nor are they subject to any administrative or judicial proceeding alleging any violation of any such Environmental Laws, federal, state or local laws, statutes, codes, ordinances, rules, regulations, permits relating to the environment, health, medical waste or safety.

       (b) There is no pending lawsuit or administrative proceeding or, to the Seller's or the Companies' knowledge, threatened claim alleging that the Companies are liable under any Environmental Law, including, without limitation, any Environmental Law related to the on-site or off-site disposal of Hazardous Substances. The Companies have not received written notice from any person, including but not limited to any federal, state, or local governmental agency, alleging that the Companies are is liable under any applicable Environmental Law, including without limitation, any Environmental Law related to the on-site or off-site disposal of Hazardous Substances.

      (c) To the Seller's and the Companies' knowledge, there have been no releases, spills or discharges of Hazardous Substances on or underneath any of the real property leased by the Companies and the Companies have not disposed of Hazardous Substances on, at or under such properties.

      Section 2.16 Taxes. No assessments or additional tax liabilities (including all federal, state and local taxes, charges, penalties and interest) have been proposed or to the best of the Seller's and the Companies' knowledge threatened against the Companies or any of their assets, and, except as disclosed on Schedule 2.16, none of the Seller nor the Companies has executed any waiver of the statute of limitations on the assessment or collection of such tax liabilities. There are no federal, state or local tax liens upon any of the Companies' assets other than inchoate liens for taxes not yet due and payable. There are no past, pending or to the Seller's and the Companies' knowledge, threatened audits against the Companies, except that the Seller is subject to a federal income tax examination for 1992 through and including 1996. Except as set forth on Schedule 2.16, all tax returns for the Companies have been timely filed and are complete and accurate. All returns, declarations, reports, estimates, information returns and statements ("Returns") required to be filed under any federal, state, local or foreign authority by the Seller or the Companies or the affiliated, combined or unitary group of which any such corporation is or was a member have been filed and were in all material respects (and, as to Returns not yet due and filed on the date hereof, will be) true, complete, correct and filed on a timely basis. All taxes due and owing or required to be withheld or collected by the Seller and the Companies have been fully paid and the Seller or the Companies have adequate reserves to pay all taxes not yet due, including any taxes resulting from the transactions contemplated hereunder. The Seller has included the Companies as members of its consolidated group for federal income tax purposes for all taxable years in which the Companies were properly so includable and will include the Companies as members of its consolidated group for the taxable period beginning January 1, 1998 and ending on the Closing Date.

      Except as may be required by the Internal Revenue Service (or state taxing authority) to clearly reflect the income or loss of the Seller or any members of its consolidated group, the Seller will not take any action or fail to take any action that could have the effect of reducing the amount of any net operating loss or other tax attribute attributable to the Companies pursuant to the Code or any similar law of any other taxing jurisdiction, including, without limitation, the filing of any amended return or the reattribution of any net operating losses or similar items from the Companies, or any affiliate of the Seller under Treas. Reg. Section 1.1502-20 or any similar law of any other taxing jurisdiction. If the Coastal "consolidated group" is subject to a "consolidated section 382 limitation" as a result of transactions prior to those contemplated in this
Agreement,  Coastal  will  file an  election  under  Treas.  Reg.
Section 1.1502-95T(c) apportioning to the Companies an amount of the "consolidated section 382 limitation" of the Coastal "consolidated group" equal to $50,000 per year. Such election will be timely and properly filed under Treas. Reg. Section 1.1502-95T(e). For purposes of this Section 2.16, the term "net operating loss" shall have the meaning ascribed to such term in section 172 of the Code, and the terms "consolidated section 382 limitation" and "consolidated group" shall have the meaning ascribed to such terms in the Treasury Regulations to Section 1502 of the Code.

      Section 2.17 Litigation. Except as set forth on Schedule 2.17, there are no actions, suits or proceedings pending or to their knowledge threatened against the Seller or the Companies which materially affect the ability of the Seller to perform under this Agreement.

     Section 2.18 Jurisdictions Doing Business. Florida is the only jurisdiction in which the Companies have done business. "Healthplan Southeast" and "Discovery Healthplan" are the only trade names or other names they have used in that jurisdiction. Each of the Companies is duly qualified or registered to do business as a foreign corporation and is in good standing in each jurisdiction in which the character of the business conducted by it or the location of the properties owned or leased by it makes such qualification necessary and where the failure to so qualify would have a material adverse effect upon its respective business.

                          ARTICLE III
          LIMITATIONS ON REPRESENTATIONS AND WARRANTIES

     Section 3.1 Limitation on Representations and Warranties. The Seller shall not be deemed to have made to Purchaser any representation or warranty other than those expressly made by the Seller in Article II hereof. Without limiting the generality of the foregoing, and notwithstanding any otherwise express representations and warranties made by the Seller in Article II hereof, Seller makes no representation or warranty to Purchaser with respect to:

      (a) any projections, estimates, or budgets heretofore delivered to or made available to Purchaser of future revenues, expenses or expenditures or future results of operations; or

      (b) except as expressly covered by a representation and warranty contained in Article II hereof, any other information or documents (financial or otherwise) made available to Purchaser or its counsel, accountants or advisors with respect to the Companies; notwithstanding the foregoing, the Seller shall be liable if the Seller has knowingly furnished any other information or documents to Purchaser which is materially incomplete or materially false.

      Section  3.2     Due  Diligence  Investigation.   Purchaser
acknowledges that:

      (a) it has had the opportunity to visit with the Companies and meet with representatives of the Companies to discuss the business and the assets, liabilities, financial condition, cash flow and operations of the business; and

      (b)   all  materials and information requested by Purchaser
have   been  provided  to  Purchaser  to  Purchaser's  reasonable satisfaction.

      Purchaser acknowledges that it has made its own independent examination, investigation, analysis and evaluation of the Companies. Purchaser acknowledges that it has had full and complete access to all of the books, records and assets of the Companies and has had the opportunity to personally inspect the assets, operations and talk with the personnel employed by the Companies to the extent it has desired to do so with respect to this transaction.

      Purchaser acknowledges that it has undertaken such due diligence (including a review of the assets, liabilities, books, records and contracts of the Companies) as Purchaser deems adequate, including that described above.

      The  Purchaser  is  the Chairman, Chief Executive  Officer,
President and majority shareholder of the Seller and, as such, is aware of and has had access to all financial and operational information concerning the Companies.

                           ARTICLE IV
           REPRESENTATIONS AND WARRANTIES OF PURCHASER

      In  order to induce the Seller to enter into this Agreement
and   the  transactions  contemplated  hereby,  Purchaser  hereby represents and warrants to Seller as follows:

       Section 4.1 BINDING AGREEMENT. This Agreement constitutes, and all agreements and other instruments and documents to be executed and delivered by Purchaser will constitute, Purchaser's legal, valid and binding obligations, enforceable against Purchaser in accordance with their respective terms.

                            ARTICLE V
        COVENANTS AND AGREEMENTS OF SELLER AND PURCHASER

     Section 5.1 Assignment of Leases. To the extent any real estate leases for facilities utilized by the Companies or equipment leases for equipment used by the Companies are not currently in the name of the Companies, at the Closing such leases shall be assigned to and assumed by Purchaser, and the Seller and Purchaser agree to cooperate to obtain releases of the Seller or any affiliates of the Seller for liability in connection with such leases. All rent and any pass through expenses payable by the tenant under any such leases shall be prorated as of the Effective Date between the Seller and Purchaser. Security deposits on all real estate and equipment leases shall remain on deposit pursuant to the leases and, to the extent not currently held in the name of the Companies shall be transferred to Purchaser or the Companies at Closing. Any expenses chargeable to the tenant or lessee under such leases (such as taxes, insurance and maintenance) shall be prorated as of the Effective Date and adjusted between the Purchaser and the Seller.

      Section 5.2 Accounting Services; Cooperation of Parties. Purchaser shall be entitled to continue to have access to and utilize the accounting and general ledger systems of the Seller, including use of hardware and related software, through the end of 1999 for no charge other than reimbursement of out of pocket costs, including telecommunications expenses. The out-of-pocket costs shall be billed by the Seller to Purchaser monthly, and Purchaser shall timely pay said invoices. The Seller shall not be obligated to provide any special programming or support services to Purchaser in connection with Purchaser's use of these systems. The Seller shall not be obligated to continue to use the present accounting systems through 1999 and the Seller will not be in breach of this Agreement if it discontinues use of the present systems or modifies them so as to make continued access and utilization by Purchaser impractical; provided, in such event, the Seller shall provide Purchaser with at least ninety
(90) days advance notice of any change in its present systems which will make continued access and utilization by Purchaser impractical and the Seller shall assist Purchaser in the transition to another system.

     In consideration of the aforesaid, Purchaser will assist the Seller in the production of information for the preparation of financial statements and tax returns of the Seller.

      Section 5.3 Employees. For a transition period through and including December 31, 1998, the employees of the Companies will continue to participate in all Coastal sponsored benefit plans in which they participated immediately prior to the Closing, and will be paid through the Coastal master payroll services. The Purchaser will offer employment to all current employees of the Companies at their current rate of pay, although Purchaser shall not be obligated to employ any such persons for any specific length of time. Purchaser will be obligated to pay to Coastal all direct costs of the payroll (salary, bonus, overtime, shift differential) paid by Coastal during the transition period, plus 17.5% to cover the cost of employee benefits and payroll processing and benefit administration. The Purchaser shall remit these amounts to Coastal immediately prior to each payroll period.

     Section 5.4    Insurance.  The Seller shall bear the risk of
loss  from fire or other casualty through the Closing  Date.   In
the event of any fire or casualty through the Closing Date causing any material loss of the assets of the Companies, Purchaser shall have the right to terminate this Agreement and all of Purchaser's obligations hereunder. Upon such termination, the Seller will reimburse Purchaser for Purchaser's actual out-of-pocket expenses (up to a maximum of $50,000) in connection with
the  negotiation  and  preparation  of  this  Agreement  and   in
connection  with advice relating to the transactions contemplated
hereby,   provided   that  Purchaser  shall  provide   reasonable
documentation of such expenses.

      The Seller will exercise reasonable efforts to cause the businesses being purchased by Purchaser to be covered under Seller's insurance policies through December 31, 1998 with respect to (i) general liability insurance and (ii) fire and casualty insurance. The Seller will bill Purchaser for the incremental cost of such insurance and Purchaser shall promptly pay such costs. Such insurance shall be subject to such terms, conditions, limitations and exclusions as the Seller's insurers may impose.

     Section 5.5    Reserved.

      Section 5.6 Marketing of the Companies. For a period of twelve (12) months following the Closing, the Seller shall have the right to market the Companies for sale. During this period, Purchaser agrees that it will not do anything to impede the right of Coastal to market the Companies; provided that Purchaser may bring in investors owning up to fifty percent (50%) of the Companies, so long as such investors are notified of the terms of this Section 5.6 and agree to be bound thereby; and further provided that this sentence shall not require Purchaser to maintain any particular level of funding of the Companies operations or prevent Purchaser from selling the Companies for a price less than the Strike Price (defined below) during the period when Coastal has a right to market the Companies. Following the Closing, the parties agree to undertake an effort to market the Companies for sale to a third party purchaser. The timing and logistics of such a sale shall be discussed and agreed to by the parties. Purchaser agrees to give the Seller and its representatives (including investment bankers, accountants and legal counsel) full and complete access to the books, records, facilities and personnel of the Companies and full cooperation that in either case is necessary or appropriate to market the Companies for sale. Such access shall also be granted to potential purchasers for due diligence purposes (subject to the execution of appropriate and customary confidentiality agreements). In the event that the Seller or Purchaser locates a third party purchaser for the Companies during this period at a price that exceeds the Strike Price, then the Seller may elect to have the sale take place. If the Seller elects to sell, Purchaser shall have the right to pay an amount to the Seller that equals the amount that would have been received by Coastal hereunder as a result of a sale to such third party purchaser or to agree to consummate a closing and sale to such third party purchaser. If Purchaser elects to pay such amount to the Seller, the right to market under this Section 5.6 shall terminate upon such payment. In addition, if a definitive agreement with a third party purchaser is not entered into within the twelve (12) month period, the right to market under this Section 5.6 shall terminate.

      The  following definitions shall apply for purposes of this
Section 5.6:

           (i) "Purchaser's Base Cost" shall be an amount equal to (i) the purchase price Purchaser paid for the HEI Stock pursuant to this Agreement plus (ii) Purchaser's out-of-pocket costs relating to the acquisition and financing of the HEI Stock and the operations of the business being acquired, including interest and finance fees relating thereto plus (iii) any additional capital contributed to the Companies by Purchaser after the Effective Date and any additional capital contributed to finance the operation of the Companies, minus (iv) the amount of any distributions in the nature of dividends, redemption of capital stock or similar payments made to shareholders of HEI.

           (ii) "Purchaser's Total Cost" shall be an amount equal to Purchaser's Base Cost plus an amount calculated to be a twelve percent (12%) per annum return on the contributions, payments or costs that make up the Purchaser's Base Cost, taking into account any reduction in the outstanding amount as a result of the receipt of distributions, dividends or net proceeds by Purchaser.

           (iii) "Seller's Selling Expenses" shall be an amount equal to the investment banker fees and any and all expenses paid by Seller relating to the sale to Purchaser hereunder.

           (iv) "Marketing Expenses" shall be the out-of-pocket costs and expenses of the Seller and Purchaser incurred or reasonably expected to be incurred in connection with the sale of the Companies to a third party purchaser (or incurred in preparing for such sale), including without limitation investment banker fees and expenses.

           (v) "Strike Price" shall be an amount equal to Purchaser's Total Cost plus Marketing Expenses.

      Upon a sale to a third party, the parties agree to distribute the proceeds of sale as follows:

           (i) For all sales, Marketing Expenses shall first be paid or reimbursed. The remaining proceeds shall be paid as follows:

                (A) For any sale made pursuant to a letter of intent, term sheet or purchase agreement entered into on or prior to December 31, 1998, Purchaser shall be entitled to receive Purchaser's Total Cost. For any sale made pursuant to a purchase agreement entered into after December 31, 1998, Purchaser shall be entitled to receive the greater of (A) Purchaser's Total Cost or
          (B) the amount equal to Purchaser's Base Cost plus fifty percent (50%) of the difference between (x) the amount of the remaining proceeds less Seller's Selling Expenses minus (y) Purchaser's Base Cost.

               (B) Any portion of the sales proceeds not paid as Marketing Expenses or paid to Purchaser under (A) above shall be paid to the Seller.

      If there is income tax liability to Purchaser arising from the receipt by the Seller of the amounts Seller is entitled to receive under this Section, the Seller agrees to indemnify and hold harmless Purchaser from any such income tax liability (grossed up to account for the tax liabilities associated with such indemnification).

     The parties acknowledge that any subsequent transfer of HPSE or substantially all of its assets will require the consent and approval of the DOI.

      Section 5.7 Financial Information. For a period of twelve (12) months following the Closing, or so long as the Seller has the right to market the Companies, Purchaser shall cause the Companies to deliver monthly financial statements and reports to the Seller and shall provide such other information concerning the financial condition, business operations and prospects of the Companies as the Seller may reasonably request.

      Section 5.8 Release of Scott from Non-Compete. As part of the Closing, the Seller and Dr. Steven M. Scott agree to enter into the Partial Release of Non-Compete Agreement attached hereto as Exhibit B.

                           ARTICLE VI
                 DELIVERIES OF SELLER AT CLOSING

     The Seller shall deliver the following at the Closing:

      Section 6.1    Stock Certificates.  The Seller will deliver
to   the  Purchaser  duly  endorsed  stock  transfer  powers  and certificate(s) with respect to the HEI Stock.

      Section 6.2 Consents and Approvals. The Seller shall have obtained all consents and approvals required for the transfer of the HEI Stock to the Purchaser.

      Section 6.3 Seller's Documents. The Seller shall have caused to be delivered to Purchaser, at the Closing, the following:

     (a) Good Standing Certificates. Good standing certificates issued by the appropriate official of the states of incorporation of the Seller and the Companies;

      (b)   Articles of Incorporation and Bylaws.   Each  of  the
Companies shall have delivered to Purchaser a true and complete copy of its Articles of Incorporation and Bylaws;

      (c) Corporate Resolutions. True and correct copies of resolutions of the board of directors of the Seller authorizing the execution, delivery and performance of this Agreement and the transactions contemplated hereby; and

      (d)   Assignment  of  Leases.   Assignments  of  leases  as
provided in Section 5.1.

      Section 6.4 Other Assurances. The Seller shall have delivered to the Purchaser such other and further certificates, assurances and documents as Purchaser may reasonably request in order to evidence the accuracy of the representations and warranties made pursuant to Articles II, the performance of covenants and agreements to be performed pursuant to Article V at or prior to the Closing, and the fulfillment of the conditions to Purchaser's obligations.

                           ARTICLE VII
               DELIVERIES OF PURCHASER AT CLOSING

     The Purchaser shall deliver the following at Closing:

      Section 7.1 Payment of Purchase Price. The Purchaser shall have paid the Purchase Price in the manner described in
Section 1.3 hereof. If the Purchaser elects to pay the Purchase Price by assumption of debt or other obligations of the Seller or its affiliates in an amount equal to the Purchase Price, the Purchaser shall provide a written release from the lender(s) releasing the Seller and all affiliates from the debt in the amount of the Purchase Price.

      Section 7.2 Purchaser's Documents. Purchaser shall have caused to be delivered to Seller, at or before the Closing, the following:

      (a)   Good  Standing  Certificate.   Purchaser  shall  have
delivered to Seller a good standing certificate issued by the State in which Purchaser is organized.

      (b) Company Resolutions. True and complete copies of resolutions of the Board of Directors or Managers of the Purchaser authorizing the execution, delivery and performance of this Agreement and the transactions contemplated hereby.

      Section 7.3 Other Assurances. The Purchaser shall have delivered to the Seller such other and further certificates, assurances and documents as Seller may reasonably request in order to evidence the accuracy of the representations and warranties made pursuant to Article IV, and, the performance of covenants and agreements to be performed pursuant to Article V at or prior to the Closing, and the fulfillment of the conditions to Seller's obligations.

                          ARTICLE VIII
                         INDEMNIFICATION

      In addition to the indemnities included elsewhere in this Agreement, the parties hereto agree to indemnify and hold each other harmless as follows:

      Section 8.1 Indemnification by the Seller. The Seller agrees to indemnify and hold the Purchaser harmless at all times after the date of this Agreement from, against and in respect of:

      (a)   Any  and  all loss, liability, damage  or  deficiency
resulting from any misrepresentation, breach of warranty or nonfulfillment of any covenants or agreements on the part of the Seller contained herein or in any certificate or document furnished by the Seller pursuant hereto and any loss or damage resulting from any claims, litigation, actions, suits, proceedings, judgments, counsel fees, costs and expenses incident to such misrepresentation, breach or nonfulfillment;

      (b) Any fines and penalties levied on HPSE for operations prior to the Closing Date by the Florida Department of Insurance or other regulatory authorities (not including any capital contributions which Purchaser has agreed to be responsible for);

     (c) Any tax or other obligation or liability, contingent or otherwise, of the Seller in respect of the sale or any profit derived from the sale of the HEI Stock;

provided, however, that the indemnification obligations of the Seller shall be limited to the amount of the Purchase Price.

      Section 8.2 Indemnification by the Purchaser. The Purchaser agrees to indemnify and hold the Seller harmless at all times after the date of this Agreement from and against any and all loss, liability, damage or deficiency resulting from (i) any misrepresentation, breach of warranty or nonfulfillment of any covenants or agreements on the part of the Purchaser contained herein or in any certificate or document furnished by the Purchaser pursuant hereto and any loss or damage resulting from any claims, litigation, actions, suits, proceedings, judgments, counsel fees, costs and expenses incident to such misrepresenta tion, breach or nonfulfillment; and (ii) all liabilities arising out of or in connection with the operations of the Companies subsequent to the Effective Date.

     Section 8.3 Third Party Claims. Should any claim be made by a person not a party to this Agreement with respect to any matter to which the foregoing indemnity relates, the party against whom such claim is asserted (the "Indemnified Party"), within a reasonable period of time, shall give written notice to the other party (the "Indemnifying Party") of any such claim, and the Indemnifying Party shall thereafter defend or settle any such claim, at its sole expense, on its own behalf and with counsel of its selection. In such defense or settlement of any claims, the Indemnified Party shall cooperate with the Indemnifying Party to the maximum extent reasonably possible. Any payment resulting from such defense or settlement, together with the total expense thereof, shall be binding on Seller and Purchaser for the purpose of this Article VIII.

      Section 8.4 Settlement. Notwithstanding the foregoing, should any claim be made by a person not a party to this Agree ment with respect to any matter to which the foregoing indemnity relates, the Indemnified Party, on not less than thirty (30) days' notice to the Indemnifying Party, may make settlement of such claim, and such settlement shall be binding on the Indemnifying Party and the Indemnified Party for the purposes of this Article VIII; provided, however, that if within said thirty
(30) day period the Indemnifying Party shall have requested the Indemnified Party not to settle such claim and to deny such claim at the expense of the Indemnifying Party, the Indemnified Party will promptly comply and the Indemnifying Party shall have the right to defense on its own behalf with counsel of its selection. Any payment or settlement resulting from such claim, together with the total expense thereof, shall be binding on Seller and Purchaser for the purposes of this Article VIII.

      Section 8.5 Mediation/Arbitration. In the event of any claim or dispute between the parties arising out of this Agreement, the parties agree to resolve any such dispute or disagreement by submitting such dispute first to mediation and second to arbitration pursuant to the following procedures:

      (a) Mediation. The parties shall mediate any dispute or disagreement upon the written demand of any party with the mediator appointed by the Judicial Arbitration & Mediation Services, Inc. ("JAMS") or another party upon mutual agreement of all parties in disagreement, pursuant to the following terms and conditions.

          (1) Best Efforts. The parties agree to use their best efforts to resolve their dispute by mediation before proceeding to binding arbitration.

           (2) Hearings, Scheduling and Parties Present. After the mediator has been appointed, the parties shall promptly agree upon a date and time for the initial conference with the mediator, but no later than thirty (30) days after the date the mediator was selected. The location of the mediation shall be in Durham, North Carolina. The parties understand and agree that, besides counsel, a representative from each side with full settlement authority shall be present at all mediation conferences unless excused by the mediator. Each party may have other representatives, agents or witnesses present at the mediation to respond to questions, contribute information and participate in the mediation. The number of additional parties may be agreed upon in advance with the assistance and advice of the mediator.

           (3) Discovery. In the event that a party has a substantial need for information in the possession of another party to prepare for the mediation conference, the parties shall use their best efforts to agree upon the procedure for expeditious exchange of information and, if required, the mediator shall assist in such efforts.

           (4) Position Papers. Each party shall deliver to the mediator and each party to the mediation a concise written summary of its position together with any appropriate documents supporting such position no later than seven (7) days before the scheduled mediation session, including a proposed solution to the matters in controversy.

           (5) Mediator's Role. Once familiar with the issues involved in the mediation, the mediator shall, if requested by both of the parties, give an opinion of the probable outcome of the case and a range of settlement value and trial value if the case were litigated. The mediator shall, in the absence of instructions from the parties to the contrary, give recommendations regarding the possible settlement terms and conditions. The opinions and recommendations of the mediator are not binding on the parties.

           (6) Fees and Costs. The fees and costs of the mediation shall conform to the then current fee schedule of JAMS. Fees and costs of the mediation shall be borne equally by Purchaser and the Seller and each party shall pay its own professional fees and costs.

           (7) Confidentiality of Proceedings. The mediation shall be considered settlement negotiations for the purpose of all state and federal rules and laws protecting disclosures made during such conferences from later discovery or use in evidence. The mediation shall be confidential and no stenographic or other written records shall be made except the memorialized settlement record. All conduct, promises, offers, views, opinions or statements, whether oral or written, by any party, the party's agent, employee, or representative are confidential and, where appropriate, considered work product and privileged and the same shall not be subject to discovery or voluntary disclosure or admissible for any purpose, including impeachment in litigation between the parties, provided, however, that evidence otherwise subject to discovery or admissible is not excluded from discovery or admission in evidence as a result of the same being used in connection with the mediation.

          (8) Termination of the Mediation. The mediation shall continue until the matter is resolved or the mediator makes a good faith finding that all settlement possibilities have been exhausted and there is no reasonable likelihood of resolution through mediation.

      (b) Binding Arbitration. After attempting to resolve the dispute in good faith through mediation, the parties shall, upon written request of either or all parties, submit any dispute or disagreement to binding arbitration by JAMS in accordance with the foregoing rules and procedures regarding mediation specified above in paragraph (a), with the following exceptions:

          (1) Selection of the Arbitrator. The arbitrator shall be selected by JAMS and a single arbitrator shall conduct the arbitration.

           (2) Position Papers. Each party shall be entitled to submit a reply to the other party's position paper to the arbitrator.

          (3) Arbitrator's Role. The decision of the arbitrator shall be final and binding on the parties, and shall be enforceable under the Uniform Arbitration Act of the state in which the arbitration is conducted and the terms of that Act shall apply.

           (4) Fees and Costs. The arbitrator shall be allowed, in his or her discretion, to require the losing party to pay the reasonable attorney's fees and costs of the prevailing party provided the arbitrator finds that the assessment of such fees and costs serves substantial justice; such fees and costs shall not otherwise be awardable in any mediation between the parties The award of the arbitrator, including the assessment of reasonable attorney's fees and costs, if any, shall bear interest at the legal rate until the date when the awarded fees and costs, if any, are paid in full.

      (c) Except where specifically modified above, all other terms and procedures specified for the mediation in paragraph (a) shall apply in the arbitration.

      Section 8.6    Adjustment to the Purchase Price.   For  all
tax purposes, any payment by Purchaser or Seller under this Agreement will be an adjustment to the Purchase Price.

                           ARTICLE IX
                            BROKERAGE

      The Seller and the Purchaser represent and warrant to the other that the negotiations relative to this Agreement have been carried on by the Seller directly with the Purchaser and by the Purchaser directly with the Seller, without the intervention of any person other than Salomon Smith Barney and Ascendant Capital, Inc.; the Seller shall be responsible for compensating Salomon Smith Barney and Ascendant Capital, Inc. and shall indemnify and hold Purchaser harmless from and against all such obligations to Salomon Smith Barney and Ascendant Capital, Inc. The Seller shall indemnify the Purchaser and the Purchaser shall indemnify the Seller and hold the other party or parties harmless against and in respect of any claim for brokerage or other commissions relative to this Agreement (other than the aforesaid Salomon Smith Barney and Ascendant Capital, Inc. compensation), or to the transactions contemplated hereby, and also in respect of all expenses of any character incurred by the Purchaser, on the one hand, and by the Seller, on the other hand, in connection with this Agreement or such transactions, arising out of any claim for any such brokerage or other commissions alleged to be due as a result of the actions or conduct of the indemnifying party.

                            ARTICLE X
FURTHER ASSURANCES; ACCESS AND INFORMATION; CONDITIONS PRECEDENT

     Section 10.1 Further Assurances. The Seller and Purchaser all hereby covenant and agree that at any time and from time to time they will promptly execute and deliver to the others such further instruments and documents and take such further action as the parties may from time to time reasonably request in order to further carry out the intent and purpose of this Agreement.

      Section 10.2 Access and Information. Purchaser and its agents, attorneys, accountants and representatives have had full access to the respective properties, affairs, books, records, contracts and documents of the Companies, including, without limitation, all contracts, leases, evidence of indebtedness and audit work papers of the internal auditors of the respective businesses, as Purchaser has reasonably requested. Until the Closing, Purchaser shall not disclose and shall cause its agents, attorneys, accountants and representatives not to disclose to any other party any confidential data or information secured, and, if the Closing does not occur as herein provided, Purchaser will promptly return at Purchaser's expense, all books, records and other documents and papers obtained and all copies thereof.

     Section 10.3   Conditions Precedent.  The obligations of the
Seller and Purchaser to consummate the transactions contemplated by this Agreement are subject to the following conditions precedent:

      (a) approval of the transactions contemplated by this Agreement by the DOI;

     (b) approval of the material terms of this Agreement by the Board of Directors of the Seller;

     (c) the obtaining of financing satisfactory to Purchaser to consummate the transactions contemplated under this Agreement;
and

      (d) completion and approval by the Seller and Purchaser of all Exhibits and Schedules to this Agreement.

                           ARTICLE XI
             NATURE AND SURVIVAL OF REPRESENTATIONS

      All representations, warranties, and agreements made by the Seller in this Agreement, except as otherwise expressly stated, shall survive the Closing and any investigation at any time made by or on behalf of the Seller as follows:

     (a) The representations, warranties and covenants contained in Sections 2.1, 2.2 and 5.11 hereof shall survive forever;

     (b) The representations, warranties and covenants contained in Section 2.16 hereof shall survive for a period of six months following the expiration of the relevant statue of limitations;

      (c) The representation, warranties and covenants relating to all liabilities retained by Seller or not specifically assumed by Purchaser shall survive forever; and

      (d) All other representations, warranties, and covenants made hereunder by Seller shall be effective for a period of twelve (12) months following the Closing Date. Within said twelve month period, Purchaser must provide written notice to the Seller of the breach of any representation, warranty or covenant, pursuant to which Purchaser asserts a claim stating with particularity all material facts then known to Purchaser relating to such claim.

                           ARTICLE XII
                          MISCELLANEOUS

      Section 12.1 Notices; Addresses. All notices, requests, demands, and other communications hereunder shall be in writing, and shall be deemed to have been duly given if delivered or mailed, first class postage prepaid, addressed as follows:

     SELLER:        Coastal Physician Group, Inc.
                    2828 Croasdaile Drive
                    Durham, North Carolina  27704
                    Attention: President

     PURCHASER:     Steven M. Scott, M.D.
                    2828 Croasdaile Drive
                    Durham, North Carolina  27704

      Section 12.2 Expenses. Except as otherwise provided herein, the parties hereto shall pay all of their own expenses relating to the transactions contemplated by this Agreement, including, without limitation, the fees and expenses of their respective legal counsel and financial advisors.

     Section 12.3 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

       Section 12.4 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction, shall as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     Section 12.5 Assigns/Assignments. This Agreement shall be binding upon and inure to the benefit of the parties hereto any and all successors, assigns, or other successors in interest of the Purchaser and the Seller. Neither the Seller nor the Purchaser shall be entitled to assign this Agreement or any rights hereunder without the written consent of the other party.

      Section 12.6 Public Announcement. Prior to Closing, no party will make any public announcements with respect to this transaction without the approval of the other parties, except as otherwise required by law, by the Securities and Exchange Commission, or that are recommended by legal counsel.

      Section 12.7 Confidentiality. Except to the extent the parties agree or are required by law to make information public pursuant to Section 12.7, the parties agree to keep the terms of this Agreement confidential and not to disclose the contents of this Agreement to any party other than employees of a party who agree to maintain such confidentiality and the professional advisors and representatives of the parties.

      Section 12.8 Remedies. In the event that any party defaults or fails to perform any of the conditions or obligations of such party under this Agreement or any other agreement, document or instrument executed in connection with this Agree ment, or in the event that any such party's representations or warranties contained herein or in any such other agreement, document or instrument are not true and correct as of the date hereof and as of the Closing, the other parties shall be entitled to exercise any and all rights and remedies available to them by or pursuant to this Agreement or at law or in equity.

      Section 12.9 Captions. The captions and headings set forth in this Agreement are for convenience of reference only and shall not be construed as a part of this Agreement.

      Section 12.10 Merger Clause. This Agreement contains the final, complete and exclusive statement of the agreement between the parties with respect to the transactions contemplated herein and all prior or contemporaneous written or oral agreements with respect to the subject matter hereof are merged herein.

      Section 12.11 Amendments. No change, amendment, qualifica tion or cancellation hereof shall be effective unless in writing and executed by all of the parties hereto by their duly autho rized officers.

      Section 12.12 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of North Carolina.

      IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the _____ day of October, 1998, effective as of October 1, 1998.

                                SELLER:

                                COASTAL PHYSICIAN GROUP, INC.



                                By:
                                Its:

ATTEST:


By:______________________________
     Secretary

     [Corporate Seal]


                                PURCHASER:



                                Steven M. Scott, M.D.



                            EXHIBIT B


Partial Release of Non-Compete Provisions of Employment Agreement
                  between Steven M. Scott, M.D.
                               and
                  Coastal Physician Group, Inc.

       This   Partial   Release  of  Non-Compete  Provisions   of
Employment Agreement is made and entered into this the ____ day of October, 1998, by and between Steven M. Scott, M.D. ("Scott") and Coastal Physician Group, Inc. ("Coastal").

      Scott and Coastal are parties to an Employment Agreement dated April 1, 1991, ("Agreement") pursuant to which Scott is employed by Coastal as its President and Chief Executive Officer;
and

       The  Agreement  contains  certain  provisions  restricting
Scott's activities that are in competition with Coastal or its subsidiaries; and

     Scott, Coastal and certain of its subsidiaries, have entered
into   an   agreement  dated  the  date  hereof  (the   "Purchase
Agreement") pursuant to which Scott will purchase the stock of Health Enterprises, Inc. ("HEI"); and

      The parties are desirous of amending the Agreement in order that the ownership, operation and potential expansion of HEI by Scott or any of his affiliates shall not be deemed to be a violation of the non-competition or any other provisions of the Agreement.

      NOW, THEREFORE, in consideration of the purchase of the stock of HEI referred to above, the parties agree as follows:

        1. Partial Release of Non-Compete Provisions. Notwithstanding the non-compete or any other provisions of the Agreement, and notwithstanding any provisions of any other agreement between Scott or any of his affiliates other than Coastal or its subsidiaries (collectively, the "Scott Entities") and Coastal or any of its subsidiaries (collectively, the "Coastal Entities"),

           a. the Scott Entities may hereafter enter into the business of owning, managing, operating or otherwise providing services to health maintenance organizations, preferred provider organizations or similar organizations (collectively "HMOs");

           b. the Scott Entities shall be permitted to increase and expand their ownership, management, and operation of HMOs, including without limitation creating start up locations or acquiring additional HMOs in any geographic location.

      The Scott Entities shall not be required to first offer the Coastal Entities any opportunities which the Scott Entities may have to increase or expand their ownership, management or operation of, or other business relationships with HMOs; provided that if any opportunities to own, operate, manage or otherwise provide services to HMOs are made available to Scott or any of the other Scott Entities by reason of Scott's position as an officer, employee, director or shareholder of Coastal, then Scott shall first make reasonable efforts to determine whether Coastal desires to avail itself of such opportunity. If Coastal informs Scott that it intends to avail itself of such opportunity, then
Scott and the other Scott Entities shall not pursue such opportunity or enter into any transaction with respect to such opportunity unless and until Coastal shall advise Scott that no Coastal Entity has any further interest in pursuing such opportunity.

      2.    Ratification  of Remainder of Agreement.   Except  as
specifically  modified  herein,  the  remaining  terms   of   the
Agreement are hereby specifically ratified and confirmed in all respects.

     IN WITNESS WHEREOF, the parties have executed this agreement as of the day and year first above written.

                         COASTAL PHYSICIAN GROUP, INC.


                         By:______________________________
                         Title:_____________________________


                         _________________________________
                         Steven M. Scott, M.D.