Form 10-K
period 1998-12-31
COASTAL PHYSICIAN GROUP INC
filed 1999-04-15
CIK 874787

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                                        OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to _________.

                        COMMISSION FILE NUMBER 001-13460

                          COASTAL PHYSICIAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              56-1379244
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2828 CROASDAILE DRIVE, DURHAM, NC                                  27705
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (919) 383-0355
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
                                         Common stock, par value $0.01 per share
                                         Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1999 was $7,219,000. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)

     The number of shares outstanding of the Registrant's common stock as of February 28, 1999 was 37,831,197.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

ITEM 1. BUSINESS

GENERAL

     Coastal Physician Group, Inc., together with its subsidiaries (the "Company", "Coastal" or the "Registrant"), is a provider of physician management services to physicians, hospitals, government agencies, managed care organizations, employers and other health care organizations nationwide. The Company provides services in more than 400 settings to physicians, hospitals and governmental entities.

     Founded  in  1977  to  assist   hospitals  in  staffing   their   emergency
departments, the Company expanded in the years 1991 to 1995 to provide hospital-based physician contract services, as well as physician business management services such as practice management, billing and collection. In addition, the Company acquired two health maintenance organizations ("HMOs") and developed another HMO. In 1993 and 1994, the Company, through a series of acquisitions and expansion efforts, added fee-for-service and capitated clinic networks in New Jersey, Maryland, North Carolina and Florida.

     Beginning in the fourth quarter of 1995 and continuing through 1998, the Company divested all of its non-core health care operations, as detailed below. These divestitures, with the exception of the south Florida capitated primary care clinics which were divested in the fourth quarter of 1995, were made pursuant to the plan approved by the Board of Directors in July 1996 to focus on improving the Company's operations in the areas of physician contract services and physician business management services.

     As of December 31, 1998, the Company's ongoing businesses included providing physicians to staff hospital emergency departments, providing billing and collection services for emergency department physicians and physician groups, as well as contract services to a number of government agencies. These operations comprise the Company's core businesses.

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

     To fulfill its obligations to clients, the Company obtains the services of physicians who, as independent contractors, agree to provide the necessary clinical coverage. The Company maintains a proprietary data base of physicians who might be available as independent contractors in particular specialties and locations. To carry out contract management services such as the contracting of physicians, staffing and administration, the Company's local and regional offices are generally staffed with a manager, often a consulting medical officer. These personnel are supported by a centralized administrative staff consisting of recruiters, credentialers and staffing coordinators.

Emergency Medicine Practice Management Services

     The Company contracts, in most cases, to provide all necessary physician coverage for hospital emergency departments on a 24-hour, 365-day per year basis. The Company believes that hospitals utilize physician management firms to help solve problems associated with the administration and management of hospital emergency departments such as recruitment, scheduling and retention of emergency medicine physicians, the relief of other hospital physicians from emergency department coverage, budgetary concerns, risk shifting, changing patient volumes and the historically extensive use of hospital emergency departments for routine primary care, particularly at night and on weekends. In addition to obtaining the services of independent contractor physicians to provide emergency department coverage, the Company also typically contracts with the physician whom the hospital selects as the medical director of the emergency department. The medical director works directly with the hospital medical staff and administration in such areas as quality assurance, risk management and departmental accreditation. Net revenue, excluding intersegment revenue, related to the Company's emergency medicine practice management services activities for the years ended December 31, 1998, 1997 and 1996 was $164,700,000, $202,174,000
and $276,759,000, respectively, representing 56.0% of the Company's net revenue in 1998, 47.6% in 1997 and 50.1% in 1996.

Government Services

     The Company provides physician contract services to the United States Army, Navy, Air Force and Coast Guard, the Department of Veterans Affairs, Indian Health Services and county and state agencies, including those responsible for correctional facilities. Governmental agencies contract with the Company to assist such agencies in fulfilling their obligations to provide health care for active-duty and retired military personnel and their dependents, veterans and correctional facility inmates. The Company presently has government services contracts for the operation, staffing and management of emergency, obstetric, gynecological and other primary care facilities and assists in the implementation of quality assurance, quality control and risk management programs which complement medical treatment. Net revenue, excluding intersegment revenue, from government services contracts recognized in 1998 was $20,185,000, $23,065,000 and $38,917,000, respectively, representing 6.9% of the Company's net revenue in 1998, 5.4% in 1997 and 7.0% in 1996. The dollar amount of all such contracts through the end of the contract terms in 2003, assuming all options are exercised by the governmental agency (which is within its sole discretion), was approximately $52,226,000 as of December 31, 1998.

BILLING AND COLLECTION SERVICES

     The Company provides a range of billing and collection services to support independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's emergency medicine practice management services and are also marketed independently to unaffiliated providers. The Company provides these services to over 2,000 physicians in over 150 hospitals in 19 states. Net revenue, excluding intersegment revenue, related to the Company's billing and collection services activities for the years ended December 31, 1998, 1997 and 1996 was $16,164,000, $14,126,000 and $20,636,000, respectively, representing 5.5% of the Company's net revenue in 1998 and 3.3% in 1997 and 3.7% in 1996.

     The Company codes, bills and collects for professional services with respect to over 3.1 million patient visits annually. Approximately 56% of the Company's billing and collection operations serve providers with which the Company's physician contract services group does not have a contract management relationship.

     The Company specializes in providing physician business management services to physicians in emergency medicine practices. The Company estimates that approximately 97% of its net billing and collection revenue for 1998 and 1997 (including work for contract management clients and contracted health care professionals) was derived from emergency medicine billing and collections, as compared with 87% in 1996. This change is primarily attributable to the Company's renewed focus on emergency medicine billing with less emphasis on billing for clinical settings.

HMOS AND DIVESTED BUSINESSES

     During 1998, the Company sold its remaining HMOs, Doctors Health Plan, Inc. and HealthPlan Southeast, Inc. The Company sold Better Health Plan, Inc. in 1997. Net revenue, excluding intersegment revenue, related to the Company's HMOs for the years ended December 31, 1998, 1997 and 1996 was approximately $92,823,000, $164,908,000 and $154,745,000, respectively, representing approximately 31.5%, 38.8% and 28.0% of the Company's consolidated net revenue for 1998, 1997 and 1996, respectively.

     During 1997 and 1996, the Company sold its clinic operations and several other businesses. Some minor operations of the divested business carried over into 1998. Net revenue, excluding intersegment revenue, related to the Company's divested operations for the years ended December 31, 1998, 1997 and 1996 was $72,000, $20,163,000
and $60,320,000, respectively, representing approximately 0.1%, 4.7% and 10.9% of the Company's consolidated net revenue for 1998, 1997 and 1996, respectively.

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

PHYSICIAN CONTRACTS

     In its physician contract services businesses, the Company generally contracts with physicians and certain other health care professionals to provide services to fulfill the Company's contractual obligations to its clients. The Company regards its contracted health care professionals as independent contractors and, therefore, does not withhold income taxes or otherwise treat such professionals as employees. Professional fees from the Company to the physicians have historically been calculated on an hourly basis. Some physicians may receive, in addition to an hourly fee, certain incentive payments based on activity and performance. Beginning in the fourth quarter of 1997, the Company has entered into new agreements with certain physicians that provide for the calculation of professional fees based on the number of Relative Value Units ("RVUs"), as defined by the Health Care Finance Administration, billed by the Company for the professional services rendered.

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

GOVERNMENT CONTRACTS

     Federal government contracts are usually awarded for a base period ranging from one month to 24 months with options on the part of the contracting governmental agency for annual renewal for up to a five year total contract term. Such renewals are dependent upon annual appropriations, budgetary constraints, applicable governmental requirements and other factors and are subject to termination for convenience by the government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed and, in certain cases, costs incurred in connection with the termination of the contract.

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

     The  Florida   Board  of  Medicine  has   interpreted   the  fee  splitting
prohibitions broadly enough to cover the payment of many percentage-based management fee arrangements between physicians and physician practice management companies. This decision has been stayed pending further judicial review. The Company has contractual arrangements with its independent contractor physicians, including contracts with physicians in Florida, pursuant to which the Company receives compensation for its services that is calculated in certain instances based on percentages of fees billed and collected by physicians. There can be no assurance that the contractual arrangements of the Company will not require modification depending upon the outcome of the review of the action of the Florida Board of Medicine by the Florida courts, or that the Company will be able to modify such contractual arrangements in Florida or in other states as needed based upon future judicial interpretations of laws and regulatory decisions, or upon changes in the laws.

     The Company's governmental contracting activities are subject to substantial regulation by the applicable contracting agencies and federal law and regulation. Contracts with government agencies are generally complex in nature and require contractors to comply with exacting technical specifications and numerous administrative regulations. Substantial penalties can result from noncompliance with the technical specifications of a contract. Upon failure to perform or violation of applicable contract or statutory provisions, a contractor may be barred or suspended from obtaining future contracts for specified periods of time. The Company is subject to periodic audits and reviews in the ordinary course of business by appropriate federal government audit and review agencies, which can result in adjustments to contract costs, including direct and indirect expenses. Under the Truth in Negotiations Act, the federal government is entitled for three years after final payment on any negotiated fixed-price contract to examine all of the Company's cost records with respect to such contract to determine whether the Company used complete, accurate and current cost and pricing information in preparing bids on that contract or any amendment thereto. The federal government also has the right for six years after final payment to adjust a contract price based upon such examination. Section 31 of the Federal Acquisition Regulation governs the allocation of costs incurred by the Company in the performance of its government contracts to the extent such costs are allocable to its government contracts.

     The Company believes that its facilities comply in all material respects with federal, state and local environmental protection regulations and does not anticipate that its compliance with regulations concerning the packaging, storage, treatment and transportation of biohazardous material will have a material impact on the Company's earnings or competitive position.

CORPORATE LIABILITY AND INSURANCE

     Each of the Company's physician contract services subsidiaries maintain professional liability insurance in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. There can be no assurance that a future claim will not exceed the limits of available insurance or that such coverage will continue to be available. Such insurance provides coverage, subject to policy limits, in the event the Company's contracting subsidiary were held liable as a co-defendant in a lawsuit against a contracted health care professional or hospital client. To the extent health care professionals were regarded as agents of the Company in the practice of medicine, the Company could be held vicariously liable for any medical negligence of such health care professionals. In addition, the Company and its contracting subsidiaries may be exposed to liability in cases in which the Company's contracting subsidiary itself was negligent.

     In addition, the Company's contracts with hospital clients generally contain provisions under which the Company's contracting subsidiary agrees to indemnify the client for losses resulting from the contracting physician's malpractice up to the limits of such contracting physician's liability insurance (whether or not such losses are covered by insurance policies) and the client agrees to indemnify the Company's contracting subsidiary up to the limits of the client's professional liability insurance for losses resulting from the negligence of the client or client personnel (whether or not such losses are covered by insurance policies). In addition, the Company's contracts with the Department of Defense and the Department of Veterans Affairs generally provide for the Company's contracting subsidiary to indemnify the government, without limitation as to amount, for losses incurred under similar circumstances. The Company's contracting subsidiary requires the contracted physicians to indemnify the Company's contracting subsidiary for losses related to the performance of medical services and to obtain professional liability insurance.

COMPETITION

     The businesses in which the Company operates are highly competitive. The Company has both national and local competitors. The Company also competes with the more traditional structures of health care delivery systems. Competition in the industry is based on the scope, quality and cost of services provided. Many of the Company's actual or potential competitors have substantially greater financial, personnel and other resources than those of the Company.

EMPLOYEES

     At December 31, 1998, the Company had approximately 1,300 employees.

ITEM 2. PROPERTIES

     The Company's headquarters is located in Durham, North Carolina, where the Company subleases, under a sublease effective May 22, 1998, 48,753 square feet of an office building from American Alliance Realty Company, a corporation controlled by the Company's Chairman and Chief Executive Officer, Steven M. Scott, M.D., who is also the largest shareholder of the Company. The sublease provides for a term through June 30, 2000 and is an amendment of a previous three year sublease with the same termination date. This space is occupied by the Company and by Coastal Physician Services, Inc., a subsidiary of the Company. This lease comprises approximately 70% of the total leasable space in the building.

     Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, leases and occupies a 51,000 square foot office building in Durham, North Carolina. The office space, leased from an unrelated third party, is utilized for billing operations and headquarters for HBR.

     The Company leases and partially occupies two additional office buildings, totaling approximately 52,000 square feet, located in Durham, North Carolina. The buildings, leased from an unrelated third party, are the headquarters for Coastal Government Services, Inc., and Medstaff National Medical Staffing, Inc., subsidiaries of the Company. A portion of the building, consisting of approximately 13,000 square feet, is sublet to an unrelated third party.

     The Company's operating subsidiaries generally lease office space in locations in which they do business. Total rent expense for all office space leased by the Company under noncancelable operating leases was $1,334,000 for the year ended December 31, 1998.

     Further information concerning properties leased from related parties is disclosed in "Item 13. Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

     In October and November 1996, three cases styled Ortiz v. Coastal Physician Services of Broward County, Inc., et al., Higgins v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al., and Dukenik v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al. were filed in the Circuit Court for Palm Beach, Florida seeking statutory damages for alleged violations of Section 559.79 of the Florida Consumer Collection Practices Act as a result of invoices mailed for medical services rendered by contract physicians in emergency medicine for which the Company provided emergency medicine practice management services. The invoices contained language indicating various actions that might be pursued in the event of non-payment, including references to the Attorney General. Plaintiffs have amended their complaints and are seeking only statutory damages. Plaintiffs have also filed a motion seeking class certification which is currently pending before the court. On June 22, 1998, plaintiffs filed a Fourth Amended Complaint adding Edward Suggs, President and Chief Executive Officer of HBR and a Director of the Company, Terry Blackwood, formerly Senior Vice President and Chief Financial Officer of HBR, and Edward Gaines, Senior Vice President and General Counsel to HBR, as individual defendants in the action. All of the individual defendants have filed motions to dismiss, which motions are currently pending before the trial court. The Company believes that it has several defenses to the lawsuit and intends to vigorously defend the action but at this stage of the litigation, the exposure to the Company cannot be determined.

     On June 17, 1997, Henry J. Murphy, who was President and Chief Executive Officer of the Company from November 1, 1996 to February 28, 1997, filed a lawsuit against the Company alleging that the Company failed to make certain incentive payments to him under his written employment agreement. The lawsuit was originally filed in Forsyth County Superior Court and later transferred to Durham County Superior Court. Under the contract, Mr. Murphy was entitled to receive certain incentive payments or stock warrants in the event that the Company either successfully refinanced its bank debt so as to reduce the amount of debt to certain target levels or sold more than half of its assets or business. Mr. Murphy is alleging that the Company's transaction with National Century Financial Enterprises, Inc. constituted a sale of more than half of the assets of the Company qualifying him to receive certain payments. After some initial discovery, there has been little activity in this suit for approximately one year. The Company believes it has several meritorious defenses to the action and intends to vigorously defend its position, but at this stage of the litigation, the exposure to the Company cannot be determined.

     In June 1997, after HBR closed an office in Whitley City, Kentucky, a possible overpayment from Medicare to Coastal Physician Services of the Midwest, Inc., a subsidiary of the Company, was discovered. In August 1997, the Company voluntarily disclosed the possible overpayment to representatives of the U. S. Department of Justice ("DOJ"). Since the Company's voluntary disclosure to the DOJ, the Company has cooperated in DOJ's review and the DOJ has referred the matter for final resolution to the U. S. Attorney's Offices in Kentucky with jurisdiction over this matter. The Company's counsel was invited by the U.S. Attorney's Offices in Kentucky to fully participate in their review and has participated in their review and interviews of current and former Company employees. The Company expects to settle the matter by repaying approximately $395,000 in 1999 which has been provided for in its financial statements. Since the DOJ's review has not yet been completed, there can be no assurance, however, that the overpayment liability will not exceed the Company's current estimate.

     On February 4, 1998, Jacque J. Sokolov, M.D., who previously served as Chairman of the Company and President of Advanced Health Plans, Inc., a subsidiary of the Company, filed a Demand for Arbitration with J*A*M*S/ENDISPUTE in Los Angeles, California alleging various breaches of an Employment Contract dated November 1994 with the Company. The Company has objected to the conduct of the arbitration in California and has requested that the arbitration hearings be held in North Carolina. The Company intends to vigorously defend its position, but at this stage of the litigation the exposure to the Company cannot be determined.

     On January 8, 1999, Century American Insurance Company and its affiliate, Century American Casualty Company ("Century"), which had previously provided professional liability insurance coverage to the Company and to independent contractor physicians through Medical Group Purchasing Association ("MGPA"), notified the Company and MGPA that it considered the purchase of professional liability insurance from an insurer other than Century to constitute a breach of a Risk Management Agreement between the Company, MGPA and Century. Pursuant to the terms of the Risk Management Agreement, any dispute was required to be resolved by binding arbitration, and on February 24, 1999, Century filed a Complaint in Arbitration with J*A*M*S/ENDISPUTE against the Company and MGPA seeking damages for the alleged breach and seeking to require the Company and MGPA to accept insurance written by Century. The Company and MGPA have filed an Answer to the Complaint, and denied that there was any breach of the Agreement. It is believed that the discovery and arbitration will be completed in 1999. The Company believes it has several meritorious defenses to the action and intends to vigorously defend the action.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Beginning January 4, 1999, the Company's common stock is quoted on the OTC Bulletin Board under the symbol "ERDR." Prior to that date, the Company's common stock was traded on the New York Stock Exchange under the symbol "DR." The following table shows the range of market prices per share for the Company's common stock in 1998 and 1997.

                                 1998                              1997
                                 ----                              ----
                       High                Low            High               Low
                       -----------------------            ----------------------
First Quarter          $1.00             $0.63            $4.63            $1.75

Second Quarter          0.75              0.19             2.63             0.94

Third Quarter           1.44              0.31             2.69             1.38

Fourth Quarter          0.75              0.38             2.19             0.81

     As of February 28, 1999, the Company had approximately 6,000 shareholders, of which approximately 900 were holders of record.

     The Company has not paid, nor does it currently intend to pay, cash dividends on its common stock but, rather, it intends to retain any future earnings for reinvestment in its business.

     On March 3, 1998, Bertram E. Walls, M.D., a Director of the Company, made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the 10 trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the 10 trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten times the conversion price for the Common Stock. On May 1, 1998, Steven M. Scott, M.D., the Company's Chief Executive Officer, a Director and largest shareholder acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. The Series D Preferred is convertible into 10 shares of Common Stock for each share of Preferred Stock only upon approval by the holders of the Common Stock. This transaction was not registered under the Securities Act pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

     On January 21, 1997, the Company authorized 47,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 32,500 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and on June 3, 1997, authorized 1,200,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"), each series with a par value of $0.01 per share. On February 21, 1997, the Company increased the number of authorized shares of Series B Preferred from 32,500 to 33,000. On October 23, 1997, Dr. Scott converted 46,033 shares of the Company's Series A Preferred Stock into 460,330 shares of the Company's common stock, 32,739 shares of the Company's Series B Preferred Stock into 327,930 shares of the Company's common stock and the 1,084,983 shares of the Company's Series C Preferred Stock into 10,849,830 shares of the Company's common stock. This transaction was not registered under the Securities Act pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

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

     On May 29, 1996, the Company granted warrants to the lenders under its Senior Credit Facility entitling them to purchase, at par value, up to 1,254,509 shares of common stock. The warrants were granted in connection with an amendment of the Senior Credit Facility. A portion of the warrants vested immediately, with the balance subject to cancellation based upon the Company's compliance with a specified principal repayment schedule. Warrants to purchase 250,902 shares were canceled as a result of $40 million in payments made by the Company prior to January 2, 1997. Options covering 186,789 shares have been exercised. The remaining warrants, covering 816,818 shares of common stock, have vested. This transaction was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

                                                          Years Ended December 31,

                                          1998          1997          1996         1995          1994
-------------------------------------------------------------------------------------------------------
Results of Operations:
Operating revenue, net                   $294,221     $424,841      $552,109     $810,387      $748,637

Operating income (loss)                  (11,576)      (67,188)     (125,029)     (68,775)       33,060

Income (loss) from continuing
     operations                          (20,138)      (81,981)     (147,421)     (63,138)       20,668

Income (loss) per share from
     continuing operations                 (0.53)        (3.08)        (6.18)       (2.67)         0.92

Net income (loss)                        (20,138)      (81,981)     (145,557)     (46,901)       20,668

Net income (loss) per share                (0.53)        (3.08)        (6.10)      (1.98)          0.92

Weighted average shares                    37,676       26,623        23,844      23,656         22,418

                                                                 December 31,

                                          1998          1997          1996         1995          1994
-------------------------------------------------------------------------------------------------------
Balance Sheet at Year-End:

Total assets                             $55,074       $99,531      $181,841     $313,057      $328,980

Short-term debt                              433         2,529        71,130        5,210         1,353

Long-term debt                            77,109        74,698         4,799       77,270        45,792

Total shareholders' equity /
       (deficit)                        (63,719)      (61,427)         3,503      146,371       186,893

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     Over the past three years, the Company has undergone significant changes in its business that have had a significant adverse financial impact on the Company. During this period, the Company identified a number of operating units that were either underperforming or were not deemed critical to the overall operating strategy. As a result, the Company decided to sell certain operating units in 1996 and 1997 which lead to significant decreases in net operating revenues, physician and other provider services costs, and selling, general and administrative expenses. In addition, the Company experienced a significant reduction in the number of locations where the emergency medicine practice management services operation provided physicians. While not all of the lost locations were profitable, they had a significant impact on net operating revenues, physician and other provider services costs, and selling, general and administrative costs. For the past three years, the Company has incurred net losses. A more detailed review of the results of operations for the last three years appears below.

1998 COMPARED TO 1997

     During 1998, the Company completed its divestiture strategy. This will allow the Company to focus its future operations on the core businesses of emergency medicine practice management, government services and medical billing and collections. The Company refers to these businesses as ongoing businesses. The last step in completing the divestiture strategy was the sale of two remaining HMOs. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and Healthplan Southeast ("HPSE") in October 1998. The Company sold Better Health Plan ("BHP") in August 1997. During 1997, the Company also sold the last of its clinic operations. The Company refers to the clinic operations and some smaller related businesses as the divested businesses.

OPERATING REVENUE, NET. Net operating revenue for 1998 was $294.2 million, representing a decrease of $130.6 million, or 30.7%, from 1997 operating revenues of $424.8 million. The decreases in operating revenue among the various businesses were as follows:

                               1998          1997        Decrease          %
                              -------------------------------------------------
      Ongoing businesses      $201.3        $239.7       $  (38.4)      (16.0)%
      HMOs                      92.8         164.9          (72.1)      (43.7)
      Divested operations        0.1          20.2          (20.1)      (99.5)
                              ------------------------------------
                              $294.2        $424.8       $ (130.6)      (30.7)%
                              ====================================      ======

     The decrease in the revenue of the ongoing businesses was due mostly to net contract terminations during 1997 and 1998 in the physician contract services business and the sale of most of the OB/GYN clinic business. In 1998, the physician contract services business generated approximately $164.7 in revenue, which was a decrease of approximately $37.5 million, or 18.5%, from approximately $202.2 million of revenue in 1997. The government services group accounted for approximately $20.2 million in 1998, which was a decline of approximately $2.9 million, or 12.6%, from $23.1 million in 1997. These decreases were partially offset by an increase in revenue of the billing and collections operations of approximately $2.1 million, or 14.9%, from $14.1 million in 1997 to $16.2 million in 1998 due to growth in the billing contracts and fees. Revenue of the billing and collections operations excludes intersegment revenue of approximately $12.7 million in 1998 and approximately $13.3 million in 1997 representing fees billed to the physician contract services business. Other miscellaneous revenue decreased by approximately $0.1 million from approximately $0.3 million in 1997 to approximately $0.2 million in 1998.

     Revenue from the HMOs declined because the Company sold those businesses during the year. BHP, which generated approximately $34.9 million of revenue in 1997, was sold in August 1997. DHP, which was sold in March 1998, generated approximately $10.0 million in 1998 versus $32.7 million of revenue in 1997. HPSE, which was sold in October 1998, generated revenue in 1998 of approximately $82.8 million versus approximately $97.3 million in 1997.

     PHYSICIAN AND OTHER PROVIDER SERVICES COSTS AND EXPENSES. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $125.2 million, or 34.9%, to approximately $234.0 million in 1998 from approximately $359.2 million in 1997. Physician and other provider services costs and expenses decreased as follows:

                               1998          1997        Decrease          %
                              --------------------------------------------------
      Ongoing businesses      $145.5        $186.4       $  (40.9)       (21.9)%
      HMOs                      88.5         160.1          (71.6)       (44.7)
      Divested operations        0.0          12.7          (12.7)      (100.0)
                              ------------------------------------
                              $234.0        $359.2       $ (125.2)       (34.9)%
                              ====================================       ======

     These expenses for the ongoing businesses decreased because the number of contracts in the physician contract services business declined and the Company sold most of the OB/GYN clinic business. In 1998, physician and other provider services costs and expenses for the physician contract services group were approximately $128.7 million. This represented a decrease of $37.4 million, or 22.5%, from $166.1 million in 1997. The government services group's expenses were approximately

$16.8 million in 1998, representing a decrease of approximately $3.5 million, or 17.2%, from approximately $20.3 million in 1997. The billing and collections operations did not incur physician and other provider services costs and expenses.

     Physician and other provider services costs and expenses of the HMOs declined because the Company sold those businesses during the year. BHP, which reported approximately $30.2 million of these costs and expenses in 1997, was sold in August 1997. The winding down of BHP's operations resulted in $1.4 of expenses in 1998. DHP reported approximately $9.0 million of physician and other provider services costs in 1998 versus expenses of approximately $40.3 million in 1997. HPSE reported approximately $78.1 million of physician and other provider services costs in 1998 versus expenses of approximately $89.6 million in 1997.

     MEDICAL SUPPORT SERVICES COSTS AND EXPENSES. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses decreased by $7.3 million, or 17.9%, to $33.4 million in 1998 from $40.7 million in 1997. Medical support services costs and expenses decreased as follows:

                              1998          1997         Decrease          %
                              --------------------------------------------------
      Ongoing businesses      $33.1         $33.9         $(0.8)          (2.4)%
      HMOs                      0.0           0.0          (0.0)          (0.0)
      Divested operations       0.3           6.8          (6.5)         (95.6)
                              ----------------------------------
                              $33.4         $40.7         $(7.3)         (17.9)%
                              ==================================         ======

     These expenses for the ongoing businesses decreased because the number of contracts in the physician contract services business declined and the Company sold most of the OB/GYN clinic business. In 1998, medical support services costs and expenses for the physician contract services group were approximately $5.7 million. This represented a decrease of $2.3 million, or 28.8%, from $8.0 million in 1997. The government services group's expenses were approximately $2.3 million in 1998, representing a decrease of approximately $0.4 million, or 14.8%, from approximately $2.7 million in 1997. The billing and collections group's expenses were approximately $25.1 million in 1998 representing an increase of approximately $1.9 million, or 8.2%, from approximately $23.2 million in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE COSTS AND EXPENSES. Selling, general and administrative costs and expenses decreased by $46.1 million, or 56.7%, to $35.2 million in 1998 from $81.3 million in 1997. Selling, general and administrative costs and expenses decreased as follows:

                               1998          1997        Decrease          %
                              --------------------------------------------------
      Ongoing businesses      $24.7         $49.6         $(24.9)        (50.2)%
      HMOs                     10.5          29.2          (18.7)        (64.0)
      Divested operations      (0.0)          2.5           (2.5)       (100.0)
                              ----------------------------------
                              $35.2         $81.3         $(46.1)        (56.7)%
                              ===================================        ======

     Selling, general and administrative costs and expenses for the ongoing businesses decreased because the number of contracts in the physician contract services business declined and the Company sold most of the OB/GYN business. In 1998, selling, general and administrative costs and expenses for the Physician Contract group were approximately $19.1 million. This represented a decrease of $3.1 million, or 14.0%, from $22.2 million in 1997. The government services group's expenses were approximately $0.2 million in 1998 representing a decrease of approximately $1.8 million, or 90.0%, from approximately $2.0 million in 1997. The billing and collections group's expenses were approximately $2.1 million in 1998 representing a decrease of approximately $6.1 million, or 74.4%, from approximately $8.2 million in 1997. The decrease in billing and collections group's selling, general and administrative costs and expenses resulted primarily from the expenses associated with the closing of three offices during 1997. Selling, general and administrative costs and expenses for the corporate group declined to approximately $3.3 million in 1998 representing a decrease of approximately $13.9 million, or 80.8%, from approximately $17.2 million in 1997. Effective for the third quarter of 1998, the Company received certain credits for certain selling, general and administrative fees relating to its sales and subservicing agreements with National Century Financial Enterprises, Inc. and its affiliates ("NCFE"). The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $765,000 related to its accounts receivable sales and subservicing programs costs and was accounted for as a reduction of selling, general and administrative costs and expenses.

     Selling, general and administrative costs and expenses of the HMOs declined because the Company sold those businesses during the year. BHP, which reported approximately $8.9 million of these costs and expenses in 1997, was sold in August 1997. DHP reported approximately $0.7 million of selling, general and administrative costs and expenses in 1998 versus expenses of approximately $8.2 million in 1997. HPSE reported approximately $9.8 million of selling, general and administrative costs and expenses in 1998 versus expenses of approximately $12.1 million in 1997.

     GOODWILL IMPAIRMENT. The Company recorded a charge for the impairment of goodwill totaling $4.3 million during 1997 relating primarily to BHP. No goodwill impairment charge was required during 1998. See Note 2 of "Notes to Consolidated Financial Statements."

     RELATED PARTY EXPENSE, NET. Related party expenses, net decreased by $3.4 million, or 68.0%, to $1.6 million in 1998 from $5.0 million in 1997. The decrease is primarily due to an affiliate of the Company being purchased by an unaffiliated party in May 1998. See Note 12 of "Notes to Consolidated Financial Statements".

     GAIN (LOSS) ON DIVESTED ASSETS, NET. Because the sales of the HMOs in 1998 were to a related party, no gains were recorded. Instead, the amounts that would have been recorded as gains on divested assets if the sales were to an unrelated party were credited directly to additional paid-in capital. In 1997, the Company had a net loss of $1.5 million on the divested assets, as more fully described in Note 3 of "Notes to Consolidated Financial Statements". In 1998, the Company recorded adjustments to notes receivable and to the purchase price of certain of those assets resulting in an additional loss of approximately $1.6 million in 1998.

     NET INTEREST EXPENSE. Net interest expense decreased by $6.8 million to $8.7 million in 1998 from $15.5 million in 1997 due primarily to higher costs in 1997 related to the repayment of the Company's bank borrowings in June 1997 which were replaced by funds provided by NCFE as discussed below. The costs associated with the sale of eligible accounts receivable in 1998 and 1997, the proceeds of which were used to repay the bank debt in 1997 and to fund operations in 1998 and 1997, have been included in selling, general and administrative expenses.

     Effective for the third quarter of 1998, the Company received certain credits for interest relating to its sales and subservicing agreements with NCFE. The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $1.5 million was accounted for as a reduction of interest expense.

     OTHER, NET. Other expenses decreased by $1.1 million from $1.3 million in 1997 to $0.2 million in 1998 due primarily to litigation expenses and settlements in 1997.

     BENEFIT (PROVISION) FOR INCOME TAXES. The benefit (provision) for income taxes for 1998 was $0.0 versus a benefit of $1.4 million in 1997. This change is due to the reductions in accrued taxes as a result of continued net operating losses.

     NET LOSS. Primarily as a result of the foregoing, the Company reported a net loss of $20.1 million in 1998 compared to a net loss of $82.0 million in 1997.

1997 COMPARED TO 1996

     The Company completed divestitures in 1996 and 1997 that influence the comparison between years including: (i) the sale of certain assets of Physicians Planning Group, Inc. ("PPG") in September 1996; (ii) the sale in November 1996 of the HealthNet Medical Group operations of PPG and MedCost, Inc.; (iii) the sale in May 1997 of seven Florida clinics; (iv) the sale in August 1997 of Better Health Plan, Inc. ("BHP"), a New York state prepaid health plan servicing Medicaid enrollees; and (v) the sale effective in November 1997 of Integrated Provider Networks, Inc. and certain other physician practice management group assets. In order to make these comparisons similar to those the Company made in comparing 1998 with 1997, the Company refers to the core businesses of emergency medicine practice management, government services and medical billing and collections as the ongoing businesses. The HMOs include HPSE, DHP and BHP. The Company refers to the clinic operations and some smaller related businesses that were sold as the divested businesses.

     OPERATING REVENUE, NET. Net operating revenue for 1997 was $424.8 million representing a decrease of $127.3 million, or 23.1%, from 1996 operating revenues of

$552.1 million. The decreases in operating revenue among the various businesses were as follows:

                               1997          1996        Decrease           %
                              -------------------------------------------------
      Ongoing businesses      $239.7        $337.1       $  (97.4)       (28.9)%
      HMOs                     164.9         154.7           10.2          6.6
      Divested operations       20.2          60.3          (40.1)       (66.5)
                              ------------------------------------
                              $424.8        $552.1        $(127.3)       (23.1)%
                              ====================================       ======

     The decrease in the revenue of the ongoing businesses was due mostly to net contract terminations during 1996 and 1997 in the physician contract services business. In 1997, the physician contract services business generated approximately $202.2 in revenue, which was a decrease of approximately $74.7 million, or 27.0%, from approximately $276.8 million of revenue in 1996. The government services group accounted for approximately $23.1 million in 1997 which was a decline of approximately $15.8 million, or 40.6%, from $38.9 million in 1996. This decline was also the result of fewer contracts in 1997 as compared to 1996. The revenue of the billing and collections operations decreased approximately $6.6 million, or 31.9%, from $20.7 million in 1996 to $14.1 million in 1997 due to decreases in the billing contracts and fees. Other miscellaneous revenue decreased approximately $0.3 from $0.7 in 1996 to $0.3 in 1997.

     Revenue from the HMOs increased due to increases in enrollees in DHP and HPSE. BHP, which was sold in August 1997, generated approximately $34.9 million of revenue in part of 1997 versus approximately $47.5 million in 1996. DHP generated approximately $32.7 million in 1997 versus $9.8 million of revenue in 1996. HPSE generated revenue in 1997 of approximately $97.3 million versus approximately $89.2 million in 1996. MedCost, Inc. which was sold in November 1996, generated revenue of $8.2 million in 1996.

     Revenue from divested operations decreased approximately $40.1 million to approximately $20.2 million in 1997 from approximately $60.3 million in 1996. The decrease was primarily attributable to the sales of the clinic operations in late 1996 and during 1997.

     PHYSICIAN AND OTHER PROVIDER SERVICES COSTS AND EXPENSES. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $91.3 million, or 20.3%, to approximately $359.2 million in 1997 from approximately $450.5 million in 1996. Physician and other provider services costs and expenses decreased as follows:



                               1997          1996        Decrease           %
                              --------------------------------------------------
      Ongoing businesses      $186.4        $290.1       $(103.7)        (35.7)%
      HMOs                     160.1         127.2          32.9          25.9
      Divested operations       12.7          33.2         (20.5)        (61.7)
                              -----------------------------------
                              $359.2        $450.5        $(91.3)        (20.3)%
                              ===================================        ======

     These expenses for the ongoing businesses decreased because the number of contracts in the physician contract services business declined. In 1997, physician and other provider services costs and expenses for the physician contract services group were approximately $166.1 million. This represented a decrease of $88.5 million, or 34.8%, from $254.6 million in 1996. The government services group's expenses were approximately $20.3 million in 1997 representing a decrease of approximately $15.2 million, or 42.8%, from approximately $35.5 million in 1996. The billing and collections operations did not incur physician and other provider services costs and expenses.

     Physician and other provider services costs and expenses of the HMOs increased because of increases in the number of enrollees and associated medical costs in the plans. BHP, which was sold in August 1997, reported approximately $30.2 million of these costs and expenses in 1997 as compared to $42.0 million in 1996. DHP reported approximately $40.3 million of physician and other provider services costs in 1997 versus expenses of approximately $8.8 million in 1996. HPSE reported approximately $89.6 million of physician and other provider services costs in 1997 versus expenses of approximately $76.4 million in 1996.

     MEDICAL SUPPORT SERVICES COSTS AND EXPENSES. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses decreased by $51.8 million, or 56.0%, to $40.7 million in 1997 from $92.5 million in 1996. Medical support services costs and expenses decreased as follows:

                               1997          1996       Decrease            %
                              --------------------------------------------------
      Ongoing businesses      $33.9         $61.6        $(27.7)         (45.0)%
      HMOs                      0.0           7.4          (7.4)        (100.0)
      Divested operations       6.8          23.5         (16.7)         (71.1)
                              ----------------------------------
                              $40.7         $92.5        $(51.8)         (56.0)%
                              ==================================         ======

     These expenses for the ongoing businesses decreased because the number of contracts in each of the businesses declined. In 1997, medical support services costs and expenses for the physician contract services group were approximately $8.0 million. This represented a decrease of $5.6 million, or 41.2%, from $13.6 million in 1996. The government services group's expenses were approximately $2.7 million in 1997 representing a decrease of approximately $3.4 million, or 55.7%, from approximately $6.1 million in 1996. The billing and collections group's expenses were approximately $23.2 million in 1997 representing a decrease of approximately $18.7 million, or 44.6%, from approximately $41.9 million in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE COSTS AND EXPENSES. Selling, general and administrative costs and expenses decreased by $55.6 million, or 40.6%, to $81.3 million in 1997 from $136.9 million in 1996. Selling, general and administrative costs and expenses decreased as follows:

                              1997           1996        Decrease           %
                              --------------------------------------------------
      Ongoing businesses      $49.6         $ 89.7       $(40.1)         (44.7)%
      HMOs                     29.2           32.8         (3.6)         (11.0)
      Divested operations       2.5           14.4        (11.9)         (82.6)
                              ----------------------------------
                              $81.3         $136.9       $(55.6)         (40.6)%
                              ==================================         ======

     Selling, general and administrative costs and expenses for the ongoing businesses decreased partly because the number of contracts in the physician contract services business declined and the amount the Company expensed for professional fees decreased. In 1997, selling, general and administrative costs and expenses for the physician contract services group were approximately $22.2 million. This represented a decrease of $20.6 million, or 48.1%, from $42.8 million in 1996. The government services group's expenses were approximately $2.0 million in 1997 representing a decrease of approximately $0.8 million, or 28.6%, from approximately $2.8 million in 1996. The billing and collections group's expenses were approximately $8.2 million in 1997 representing an increase of approximately $4.3 million, or 110.3%, from approximately $3.9 million in 1996. The increase in billing and collections group's selling, general and administrative costs and expenses resulted primarily from expenses associated with the closing of three offices during 1997. Selling, general and administrative costs and expenses for the corporate group declined to approximately $17.2 million in 1997 representing a decrease of approximately $23.0 million, or 57.2%, from approximately $40.2 million in 1996. The Company closed other offices in 1997 and 1996 and centralized some of the operations which provided savings in personnel costs of approximately $24.5 million in 1997.

     Selling, general and administrative costs and expenses of the HMOs declined because the Company sold one of those businesses. BHP, which reported approximately $8.9 million of these costs and expenses in 1997 versus $15.9 million in 1996, was sold in August 1997. DHP reported approximately $8.2 million of selling, general and administrative costs and expenses in 1997 versus expenses of approximately $5.7 million in 1996. HPSE reported approximately $12.1 million of selling, general and administrative costs and expenses in 1997 versus expenses of approximately $11.2 million in 1996.

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

     GOODWILL IMPAIRMENT. The Company recorded a charge for the impairment of goodwill totaling $4.3 million during 1997 relating primarily to BHP. Goodwill impairment charges recorded in 1996 relate primarily to the divested businesses as described in Note 2 of "Notes to Consolidated Financial Statements."

     RELATED PARTY EXPENSE, NET. Related party expenses, net decreased by $0.3 million, or 5.7%, to $5.0 million in 1997 from $5.3 million in 1996. The decrease was primarily due to lower lease payments to a related party landlord during 1997. See Note 12 of "Notes to Consolidated Financial Statements".

     GAIN (LOSS) ON DIVESTED ASSETS, NET. In 1997, the Company had a net loss of $1.5 million on the divested assets, as more fully described in Note 3 of "Notes to Consolidated Financial Statements". In 1996, Gain (loss) on divested assets, net consisted of the following: (i) net gains totaling $36.2 million resulting from the divestiture of subsidiaries throughout the year, including PPG, a manager of primary care provider networks located in Maryland, HealthNet, the Company's New Jersey-based clinic operations, and MedCost, Inc., a managed care entity located in North Carolina and (ii) $1.6 million of additional gain recorded in 1996 on the Florida sale which was attributable to those clinics which were originally acquired and recorded under the purchase method of accounting for business combinations.

     NET INTEREST EXPENSE. Net interest expense increased by $2.7 million to $15.5 million in 1997 from $12.8 million in 1996 due primarily to the repayment of the bank borrowings in June 1997 which were replaced by funds provided by NCFE as discussed below. The costs associated with the sale of eligible accounts receivable in 1997 have been included in selling, general and administrative expenses. The Company used the proceeds of sale to repay the bank debt and to fund operations,

     OTHER, NET. Other expenses decreased by $4.7 million from $6.0 million in 1996 to $1.3 million in 1997 due primarily to the inclusion in 1996 of litigation and proxy costs which were not incurred in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing and future accounts receivable, as more fully discussed below, and the sale of certain of its subsidiaries. The Company's principal uses of cash have been to support operating activities and repay debt. Net cash used in operating activities was $17.2 million and $25.3 million in 1998 and 1997, respectively. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash provided by investing activities in 1998 was $5.9 million which was derived primarily from cash received from divestitures. In 1997, net cash provided by investing activities was $13.2 million, which resulted primarily from cash received from the disposition of subsidiaries, net of cash disposed, of $12.3 million. In 1998, the net cash provided by financing activities was $2.4 million. During 1998, the Company had net borrowings of $2.3 million. In 1997, the net cash provided by financing activities was $10.8 million. During 1997, the Company had net borrowings of $1.3 million. In addition, the Company received an equity infusion in 1997 from Steven M. Scott, M.D., Chief Executive Officer of the Company and the Company's largest shareholder, in the amount of $10.0 million. As a result of the aforementioned, cash and cash equivalents decreased from $8.9 million at December 31, 1997 to $45 thousand at December 31, 1998.

     On March 3, 1998, Dr. Bertram E. Walls made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the 10 trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the 10 trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten times the conversion price for the Common Stock. On May 1, 1998, Dr. Scott acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. The Series D Preferred is convertible into 10 shares of Common Stock for each share of Preferred Stock only upon approval by the holders of the Common Stock.

     On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with various subsidiaries of NCFE. The Sale Agreements, as amended, provide for accounts receivable purchase commitments totaling $165 million for the purchase of the Company's healthcare receivables with recourse from third party payors that meet specified eligibility requirements. Certain Sale Agreements create facilities for the purchase of up to $50 million of receivables and terminate on June 1, 2000. The remaining availability for purchases on those facilities is approximately $21 million as of December 31, 1998. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. The remaining availability for purchases on this facility is approximately $24 million as of December 31, 1998. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.94% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables.

     Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $32.5 million through July 1, 2000. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The line of credit is secured by substantially all of the Company's assets, including pledges of the common stock of each of its subsidiaries. The Company borrowed and repaid $1 million under this facility during 1998. There is no outstanding balance as of December 31, 1998.

     The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. The Company continues to review of all aspects of the business units and implement actions to improve cash flow and profitability. Among the key actions being implemented by the Company are changes in the method of compensating the independent contractor physicians under the Practice Partners Program(C). The Company also centralized certain administrative tasks and is evaluating ways of expanding its customer base. The primary objectives are to increase cash flow to continue to repay debt, to improve overall financial results and improve the Company's stock price. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity which would cause the Company to increase its reliance on financing under the revolving line of credit provided by an affiliate of NCFE. Until the Company significantly improves cash flow, it will be dependent upon the continued weekly purchases of eligible accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.

OTHER TRENDS AND UNCERTAINTIES

     The health care industry has seen numerous consolidations and combinations led by a number of major health care companies that are now experiencing some financial difficulties. Many of those companies are embarking on divestiture programs to eliminate unprofitable operations. The Company completed numerous acquisitions during 1994 and 1995 and then sold them during the next few years to direct its efforts to improvements in the physician contract services business and the billing and collection operations. The Company believes that this return to its core businesses was necessary because of the losses and cash requirements of the HMOs and clinic operations, as well as the relative rising cost of, and potential limited access to, additional capital.

     In late March 1997, the Health Care Financing Administration ("HCFA") indicated that it will no longer allow companies to obtain group provider numbers to bill Medicare claims for services rendered by their independent contractor physicians. The Company took steps to individually enroll the independent contractor physicians and to modify the contractual arrangement with independent contractor physicians in order to comply with HCFA's interpretation of the reimbursement regulations. Efforts to individually enroll the independent contractor physicians depend upon their cooperation. To date, the Company has not experienced any significant problems in enrolling the physicians. The Company is making progress toward completing the re-enrollment process in order to bring the Company into compliance with HCFA's requirements. Because of the required changes, the Company experienced some slowdowns in reimbursement and may incur additional costs to complete this process; however, the full financial impact is not known at this time.

     In certain states, the interpretation of laws prohibiting a corporation from providing medical care may apply to outside staffing services. This affects the ability to contract directly with a hospital to provide services. In those states, the Company forms a professional corporation ("PC") or professional association ("PA") to contract with the hospital. Generally, the PC or PA has a sole shareholder who is a physician and, in most cases, is a member of the Company's Board of Directors and/or is a Company shareholder. The PC or PA, as well as the sole shareholder of the PC or PA, enters into a share transfer agreement with the Company that allows the Company, among other things, to change the sole shareholder at the Company's will. The PC or PA also contracts with the Company via a services agreement for various management services such as physician scheduling, making disbursements to physicians and vendors, or providing accounting and tax services, etc. In exchange for these services, the PC or PA assigns all accounts receivable to the Company. The Company has evaluated these standardized agreements including their provisions as to the 10-year term of the contractual relationship and termination provisions. Based on these provisions, as well as the Company's control established through the share transfer agreements, and the Company's ability to reset the financial terms of the services agreements at will, the Company believes that these standardized agreements meet the criteria contained in Emerging Issues Task Force Consensus 97-2 "Application of APB Opinion No. 16, Business Combinations, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" that require consolidation.

     Successful competition in the industry will increasingly require better information systems to rapidly provide more data and analysis related to the practice of emergency medicine. The Company continues to evaluate statistical analysis software, scanning technology and expanded electronic claims submission and remittance processing to reduce use of paper charts and claims and to speed up the claims reimbursement process. Increased use of information technology may result in increased costs as the Company continues to evaluate and implement technology products available in the market.

     After the sale of the last HMO, the Company has attempted to stabilize its labor force, limit the use of temporary personnel and non-physician independent contractors and minimize professional fees. Various administrative and support functions historically provided by the corporate office have been significantly reduced, eliminated completely or redeployed to the operating companies requiring those functions. As a result of these reductions, the Company is dependent upon the retention of certain key employees.

     Developments in the health care industry are also expected to impact the Company's financial performance and operating strategy. These developments include trends of medical expenses in HMOs and other businesses where the risk of higher medical costs is assumed, as well as changing levels of utilization in hospital-based and clinic operations. Additionally, the Company will be subject to changes in premiums and levels of reimbursement from payors including HMOs, insurance companies, Medicare and Medicaid.

     Because the Company bills for a large number of emergency medicine visits, it will always be subject to changes in premiums and levels of reimbursement from payors including HMOs, insurance companies, Medicare and Medicaid. Efforts by Medicare and Medicaid to reduce costs, including costs incurred due to inaccurate or fraudulent billing practices, continue to be an area of exposure to all organizations that render medical services reimbursed under these programs. The Company maintains compliance programs and procedures in order to help discover and address any billing practices that may not comply with Medicare regulations. However, the Company may undergo audits similar to those that have been initiated against other healthcare providers and billing companies. There can be no assurance that the Company's billing procedures, if subjected to such an audit, would be found to comply with all applicable regulatory requirements.

     The Company voluntarily disclosed to the Department of Justice that a possible overpayment from Medicare occurred at a contracting site. Since then, the Company has cooperated in the review by the U.S. Department of Justice. The final resolution of this matter is pending; but the Company believes a refund of approximately $395,000 will be required and provided for this in the 1997 financial statements.

     In December 1998, the New York Stock Exchange ("NYSE") notified the Company of their decision to delist the Company because it was not in compliance with certain of their listing requirements. On January 4, 1999, the Company's common stock did not open for trading on the NYSE. The common stock is now quoted on the OTC Bulletin Board under the ticker symbol "ERDR." Nearly all stock exchanges have minimum listing requirements. At this time, the Company does not meet those requirements. The Company expects its stock to be quoted on the OTC Bulletin Board until it meets the requirements of the Nasdaq or the NYSE. The Company cannot determine the timing of an application for listing on Nasdaq, the NYSE or another stock exchange at this time.

YEAR 2000 ISSUES

     The Company places significant reliance upon information technology for day to day operations. The Company's reliance on non-Information Technology systems is not significant. In 1997, the Company began a review of computer applications and platforms to determine that they are Year 2000 compliant before December 31, 1999. The Company has not completed the review of all applications, but has reasonable assurance that major applications covering billing and certain general ledger applications have been reviewed and are Year 2000 compliant. The balance of the system reviews and modifications are expected to be completed before experiencing any adverse consequences. The Company plans to complete any significant reviews, testing and modifications by September 30, 1999. The costs of the project to date have not been material and the Company does not expect the estimated costs to complete this project to be material to the Company's consolidated financial position or the results of operations. Further, the significant reallocation of resources has not been required to address Year 2000 issues.

     The Company relies on a number of outside parties to process claims for emergency department visits. The outside parties are computer processing and telecommunications vendors, insurance companies, HMOs and entities that process claims on behalf of Medicare and state Medicaid programs. A large amount of claims submitted to payors are transmitted electronically. If electronic submission of claims is not possible because of Year 2000 issues, the Company could produce paper claims instead. Processing of paper claims could also delay reimbursements to the Company.

     The Company is monitoring the progress of these outside parties toward Year 2000 compliance. If Year 2000 issues are not properly addressed by entities that pay for services provided by the Company, including entities under contract with HCFA, operating results and cash flows could be significantly impacted. If cash flows are interrupted, the Company would seek to utilize available lines of credit or other financing sources. There can be no assurances at this time that the lines of credit or other financing sources would be sufficient if such an interruption in cash flow occurs. The Company will continue to monitor the progress of these outside parties through written communications, joint tests of hardware and software and review of contingency plans.

     Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: the level and timing of improvements in the operations of the Company's businesses; the possibility that the Company may not be able to improve operations as planned; the inability to obtain continued and/or additional necessary working capital financing as needed; and other important factors discussed above under "Other Trends and Uncertainties" and disclosed from time to time in the Company's Form 10-K, Form 10-Q and other periodic reports filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Auditors                                                29

Consolidated Balance Sheets, December 31, 1998 and 1997                       30

Consolidated Statements of Operations, Years ended
   December 31, 1998, 1997 and 1996                                           31

Consolidated Statements of Shareholders' Equity (Deficit)
   and Comprehensive Income (Loss), Years ended December
   31, 1998, 1997 and 1996                                                    32

Consolidated Statements of Cash Flows, Years ended
   December 31, 1998, 1997 and 1996                                           33

Notes to Consolidated Financial Statements                                    34

THE BOARD OF DIRECTORS AND SHAREHOLDERS
COASTAL PHYSICIAN GROUP, INC.

     We have audited the accompanying consolidated balance sheets of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1998. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                     KPMG LLP

Raleigh, North Carolina
March 30, 1999

                         COASTAL PHYSICIAN GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                      December 31,
                                                                                  1998          1997
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
       Cash and cash equivalents                                               $      45      $   8,921
       Marketable securities                                                           0          5,735
       Trade accounts receivable, net                                             29,216         26,492
       Reserves held by NCFE                                                       5,400          6,396
       Accounts receivable, other                                                    686         13,239
       Receivables from related party                                                 54          9,405
       Prepaid expenses and other current assets                                   5,411          7,923
--------------------------------------------------------------------------------------------------------
             Total current assets                                                 40,812         78,111
--------------------------------------------------------------------------------------------------------
       Property and equipment, at cost, less accumulated depreciation              7,171         10,342
       Excess of cost over fair value of net assets acquired, net                  2,248          2,450
       Other assets                                                                4,843          8,628
--------------------------------------------------------------------------------------------------------
             Total assets                                                      $  55,074      $  99,531
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Current maturities and other short-term borrowings                      $     433      $   2,529
       Accounts payable                                                           22,559         34,244
       Payables to related party                                                   1,277            555
       Accrued physicians fees and medical costs                                   9,986         31,431
       Accrued expenses and income taxes payable                                   7,429         17,501
--------------------------------------------------------------------------------------------------------
             Total current liabilities                                            41,684         86,260
--------------------------------------------------------------------------------------------------------
       Long-term debt, excluding current maturities                               77,109         74,698
--------------------------------------------------------------------------------------------------------
             Total liabilities                                                   118,793        160,958
========================================================================================================
Shareholders' equity (deficit):
       Preferred stock $.01 par value, authorized 10,000 shares;
             445 and 0 issued and outstanding                                          4              0
       Additional paid-in-capital preferred stock                                  2,061              0
       Common stock $.01 par value, authorized 100,000 shares;
             issued and outstanding 37,832 and 37,493 shares, respectively           378            375
       Additional paid-in-capital common stock                                   176,197        160,374
       Common stock warrants                                                       1,691          1,582
       Accumulated deficit                                                      (244,050)      (223,912)
       Accumulated other comprehensive income                                          0            154
--------------------------------------------------------------------------------------------------------
             Total shareholders' equity (deficit)                                (63,719)       (61,427)
--------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity (deficit)              $  55,074      $  99,531
========================================================================================================

See accompanying notes to consolidated financial statements.

                          COASTAL PHYSICIAN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                       Years Ended December 31,
                                                                   1998          1997        1996
----------------------------------------------------------------------------------------------------
Operating revenue, net                                          $ 294,221    $ 424,841    $ 552,109

Costs and expenses:
    Physician and other provider services                         234,038      359,165      450,526
    Medical support services                                       33,374       40,720       92,460
    Selling, general and administrative                            35,188       81,332      136,912
    Goodwill impairment                                                 0        4,343       29,679
    Related party expense, net                                      1,602        5,016        5,312
----------------------------------------------------------------------------------------------------
        Total costs and expenses                                  304,202      490,576      714,889
----------------------------------------------------------------------------------------------------
Gain(loss) on divested assets, net (including losses
    on divestitures to related parties of $1,595, $1,179
    and $0 respectively)                                           (1,595)      (1,453)      37,751
----------------------------------------------------------------------------------------------------
    Operating loss                                                (11,576)     (67,188)    (125,029)
----------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                               (8,675)     (15,536)     (12,774)
    Interest income                                                   116          628          500
    Other related party, net                                          203           15            0
    Other, net                                                       (206)      (1,300)      (5,982)
----------------------------------------------------------------------------------------------------
         Total other expense                                       (8,562)     (16,193)     (18,256)
----------------------------------------------------------------------------------------------------
Loss before income taxes
    and extraordinary item                                        (20,138)     (83,381)    (143,285)

Benefit (provision) for income taxes                                    0        1,400       (4,136)
----------------------------------------------------------------------------------------------------
   Loss before extraordinary item                                 (20,138)     (81,981)    (147,421)

Extraordinary item - gain on pooled portion of
   South Florida divestiture, net of income taxes
   of $0,$0 and $647 respectively                                       0            0        1,864
----------------------------------------------------------------------------------------------------
  Net loss                                                      $ (20,138)   $ (81,981)   $(145,557)
====================================================================================================
Net loss per common share:
   Basic and diluted loss per share before
     extraordinary item                                         $   (0.53)   $   (3.08)   $   (6.18)
   Extraordinary gain, basic and diluted                             0.00         0.00         0.08
----------------------------------------------------------------------------------------------------
         Net loss                                               $   (0.53)   $   (3.08)   $   (6.10)
====================================================================================================
Shares used to compute loss per share, basic and diluted           37,676       26,623       23,844
====================================================================================================

See accompanying notes to consolidated financial statements.

                         COASTAL PHYSICIAN GROUP, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                             Additional
                                                                               Paid-In
                                                      Shares of                Capital    Shares of            Additional   Common
                                      Comprehensive   Preferred   Preferred   Preferred    Common     Common    Paid-In      Stock
                                          loss          Stock       Stock       Stock       Stock      Stock    Capital     Warrants
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                              0         $  0      $      0     23,754   $   238    $142,345    $     0
                                                     -------------------------------------------------------------------------------
Shares issued:
   Stock options exercised                                0            0             0         63         0         425          0
   Employee stock purchase plan                           0            0             0         82         1         518          0
   Payment of proxy contest costs                         0            0             0        227         2         678          0
   Employee stock compensation awards                     0            0             0          0         0          22          0
   Stock options vested                                   0            0             0          0         0          82          0
Comprehensive income (loss)
   Net loss                             (145,557)         0            0             0          0         0           0          0
   Other comprehensive income (loss),
     net of tax                              (26)         0            0             0          0         0           0          0
                                       ---------
Total comprehensive income (loss)      $(145,583)
                                       =========
Issuance of common stock warrants                         0            0             0          0         0           0        987
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1996                              0            0             0     24,126       241     144,070        987
                                                     -------------------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash                       0            0             0         82         1          98          0
   Conversion of preferred stock                     (1,164)         (12)      (13,478)    11,638       116      13,371          0
   Issuance of stock related to
      receivable sales                                    0            0             0      1,000        10         928          0
   Directors' stock compensation                          0            0             0         14         0         228          0
   Exercise of common stock warrants                      0            0             0        187         2       1,245     (1,247)
   Payment of proxy contest costs                        33            1           982          0         0           0          0
   Payment of litigation costs                           46            1         1,657          0         0           0          0
   Payment of rent costs                              1,085           10        10,839        240         3         237          0
   Payment of consulting costs                            0            0             0        200         2         186          0
   Issuance of common stock warrants                      0            0             0          0         0           0      1,842
   Employee stock compensation awards                     0            0             0          6         0          11          0
Comprehensive income (loss)
   Net loss                              (81,981)         0            0             0          0         0           0          0
   Other comprehensive income (loss),
      net of tax                              18          0            0             0          0         0           0          0
                                       ---------
Total comprehensive income (loss)      $ (81,963)
                                       =========
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1997                              0            0             0     37,493       375     160,374      1,582
                                                     -------------------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash                       0            0             0        217         1          93          0
   Directors' stock compensation                          0            0             0        122         2         226          0
   Issuance of stock related to
      convertible debenture                             445            4         2,061          0         0           0          0
Comprehensive income (loss)
   Net loss                              (20,138)         0            0             0          0         0           0          0
   Other comprehensive income (loss),
      net of tax                              74          0            0             0          0         0           0          0
                                       ---------
Total comprehensive income (loss)      $ (20,064)
                                       =========
Additional expense related to fair
   market value of warrants                               0            0             0          0         0           0        109
Gain on sale of divested assets                           0            0             0          0         0      15,504          0
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1998                            445         $  4       $ 2,061     37,832  $    378    $176,197    $ 1,691
                                                     ===============================================================================

                                       Retained      Accumulated
                                       Earnings         other          Total
                                     (Accumulated   comprehensive   Shareholders'
                                        Deficit)        income     Equity (Deficit)
-----------------------------------------------------------------------------------

Balance at December 31, 1995           $  3,626       $  162           $146,371
                                       ----------------------------------------

Shares issued:
   Stock options exercised                    0            0                425
   Employee stock purchase plan               0            0                519
   Payment of proxy contest costs             0            0                680
   Employee stock compensation awards         0            0                 22
   Stock options vested                       0            0                 82
Comprehensive income (loss)
   Net loss                            (145,557)           0           (145,557)
   Other comprehensive income (loss),
     net of tax                               0          (26)               (26)
Total comprehensive income (loss)

Issuance of common stock warrants             0            0                987
                                       ----------------------------------------
Balance at December 31, 1996           (141,931)         136              3,503
                                       ----------------------------------------
Shares issued:
   Employee stock purchase for cash           0            0                 99
   Conversion of preferred stock              0            0                 (3)
   Issuance of stock related to
      receivable sales                        0            0                938
   Directors' stock compensation              0            0                228
   Exercise of common stock warrants          0            0                  0
   Payment of proxy contest costs             0            0                983
   Payment of litigation costs                0            0              1,658
   Payment of rent costs                      0            0             11,089
   Payment of consulting costs                0            0                188
   Issuance of common stock warrants          0            0              1,842
   Employee stock compensation awards         0            0                 11
Comprehensive income (loss)
   Net loss                             (81,981)           0            (81,981)
   Other comprehensive income (loss),
      net of tax                              0           18                 18

Total comprehensive income (loss)
                                       ----------------------------------------
Balance at December 31, 1997           (223,912)         154            (61,427)
                                       ----------------------------------------
Shares issued:
   Employee stock purchase for cash           0            0                 94
   Directors' stock compensation              0            0                228
   Issuance of stock related to
      convertible debenture                   0            0              2,065
Comprehensive income (loss)
   Net loss                             (20,138)           0            (20,138)
   Other comprehensive income (loss),
      net of tax                              0           74                 74

Total comprehensive income (loss)

Additional expense related to fair
   market value of warrants                   0            0                109
Gain on sale of divested assets               0         (228)            15,276

                                       ----------------------------------------
Balance at December 31, 1998           $(244,050)     $    0           $(63,719)
                                       ========================================

           See accompanying notes to consolidated financial statements

                          COASTAL PHYSICIAN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                         1998           1997           1996
---------------------------------------------------------------------------------------------------------------
Cash flows from operating actitivites:
    Net loss                                                         $  (20,138)    $  (81,981)    $  (145,557)
    Adjustments to reconcile net loss to net cash
            used in operating activities:
        Depreciation                                                      3,023          5,510           7,157
        Amortization                                                        411            760           3,049
        Noncash interest expense                                              0              0              12
        Extraordinary gain                                                    0              0          (2,511)
        Gain on sale of purchased portion of south Florida
            divestiture                                                       0              0          (1,579)
        (Gain) loss on disposition of subsidiaries                            0          1,453         (36,172)
        Loss on disposal of fixed assets, net                               137          2,211           1,709
        (Gain) loss on sale of marketable securities and investments       (576)           576            (288)
        Goodwill impairment loss                                              0          4,343          29,679
        Write-down of related party receivables                           1,595              0               0
        Deferred income taxes                                                 0              0           6,407
        Other                                                                 0              0             124
        Change in assets and liabilities,
                  net of effects from acquisitions and dispositions:
            Trade accounts receivable, net                               (2,725)        53,401          59,730
            Reserves held by NCFE                                           996         (6,396)              0
            Accounts receivable, notes receivable and other               8,841        (14,007)         (1,001)
            Receivables from related party                                8,478          8,850               0
            Refundable income taxes                                           0          2,498          10,306
            Prepaid expenses and other current assets                     2,395          6,076          (2,322)
            Other assets                                                  1,286          3,959           2,188
            Accounts payable, accrued expenses and
                income taxes payable                                    (17,848)       (10,279)         26,668
            Accrued physicians fees and medical costs                    (3,083)        (2,278)         (4,653)
---------------------------------------------------------------------------------------------------------------
                            Total adjustments                             2,930         56,677          98,503
---------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                        $  (17,208)    $  (25,304)    $   (47,054)
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of marketable securities and investments, net         $      (42)    $   (5,577)    $    (2,973)
     Proceeds from sale of marketable securities and investments              0          5,574           8,210
     Proceeds from maturity of marketable securities and investments        752          2,507           1,853
     Proceeds (purchases) of property and equipment, net                 (1,399)        (1,543)          3,074
     Disposition of subsidiaries, net of cash sold                        6,612         12,261          46,189
---------------------------------------------------------------------------------------------------------------
          Net cash provided by investing activities                       5,923         13,222          56,353
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Borrowings (Repayments) of debt                                      2,315          1,298          (5,186)
     Cash payments for debt issue costs                                       0           (633)         (3,048)
     Net proceeds from issuances of preferred stock                           0         10,000               0
     Net proceeds from issuances of common stock                             94             99           1,027
---------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities             2,409         10,764          (7,207)
---------------------------------------------------------------------------------------------------------------
          Net increase (decrease) in cash and cash equivalents           (8,876)        (1,318)          2,092
Cash and cash equivalents at beginning of year                            8,921         10,239           8,147
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $       45     $    8,921     $    10,239
===============================================================================================================

Supplemental disclosures of cash flow information:
   Cash payments (refunds) during the period for:
          Interest                                                   $    8,673     $    9,360     $     9,327
          Income taxes                                               $      180     $    2,479     $   (15,477)

          See accompanying notes to consolidated financial statements.

                          COASTAL PHYSICIAN GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General

     Coastal Physician Group, Inc. (the "Company" or "Coastal") is a physician management company which provides a broad range of health care and administrative services to physicians, hospitals, government agencies, managed care programs and other health care organizations. Such services consist primarily of the provision of physician coverage to hospital and government facility clients, and the provision of billing and collection services to various health care practitioners. The Company also operated two health maintenance organizations ("HMOs") which were sold in March and October 1998. The Company operates on a nationwide basis.

B. Principles of Consolidation and Basis of Presentation

     The consolidated financial statements of the Company include the accounts of Coastal and its wholly-owned subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation. In certain states, the interpretation of laws prohibiting a corporation from providing medical care may apply to the Company's business. As necessary, the Company enters into a service agreement with a professional corporation to provide management services. These and other related agreements meet the requirements for consolidation as contained in Emerging Issues Task Force Consensus 97-2 "Application of APB Opinion No. 16, Business Combinations, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements."

C. Cash and Cash Equivalents and Regulatory Requirements

     Cash in excess of daily requirements invested in short-term investments with maturities of three months or less are considered to be cash equivalents for financial statement purposes.

     The Company's HMOs were required to maintain certain levels of restricted deposits to satisfy certain regulatory requirements. These deposits (included in Other assets in the accompanying consolidated balances sheets) totaled approximately $0 and $2,157,000 as of December 31, 1998 and 1997, respectively. In addition, the Company's HMOs were required to maintain certain net worth levels which restricted the transfer of funds between companies.

       Noncash investing and financing activities are as follows:

                           (In Thousands)                    1998        1997         1996
                                                          ------------------------------------
       Conversion of debenture and related interest           $2,065       $  ---       $ ---
       Issuance of stock under directors' deferred
          compensation plan                                      228          228         ---
       Issuance of stock in lieu of cash for expenses
                                                                 ---        4,004         ---
       Issuance of warrants                                      ---        1,842         987
       Conversion of warrants to common stock                    ---        1,248         ---
       Conversion of preferred stock to common stock
                                                                 ---       13,489         ---
       Warrants purchase price adjustment                        109          ---         ---
       Unrealized appreciation of available for sale
           securities                                             74           18        (26)
       Disposition of subsidiaries                            15,504          ---         ---

D. Marketable Securities

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities are classified either as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are carried at amortized cost of $0 and $3,334,000 at December 31, 1998 and 1997, respectively and primarily consisted of state and political subdivision securities, U.S. Government securities and municipal bonds. Securities classified as available-for-sale are carried at fair values of $0 and $2,546,000 at December 31, 1998 and 1997, respectively, and primarily consisted of equity securities. Unrealized gains and losses on such securities are carried as a separate component of shareholders' equity (deficit). Realized investment gains and losses are computed using specific costs of securities sold. Held-to-maturity securities included in other assets on the accompanying consolidated balance sheets amounted to $0 and $145,000 at December 31, 1998 and 1997, respectively.

E. Accounts Receivable

     In June 1997,  the Company and certain of its  subsidiaries  entered into a number of Sale and Subservicing Agreements with National Century Financial Enterprises, Inc. ("NCFE") and its affiliates, whereby certain eligible accounts receivable were sold to NCFE (See Note 8). Eligible trade accounts receivable are comprised primarily of amounts due from hospitals under flat rate contracts and amounts due under fee-for-service contracts from patients, government-sponsored health care programs and other third party payors such as insurance companies and self-insured employers. Ineligible receivables are comprised primarily of amounts billed to individuals not covered by insurance and certain other minor fee-for-service receivables deemed to be ineligible by

NCFE and not sold. These receivables are geographically dispersed throughout the United States.

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

F. Depreciation

     Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the assets as follows:


          Buildings                                   31 1/2 years
          Leasehold improvement                       5 years
          Furniture and equipment                     3 to 10 years
          Automobiles                                 3 years

G. Excess of Cost Over Fair Value of Net Assets Acquired

     The assets and liabilities of acquired entities accounted for under the purchase method of accounting are adjusted to their estimated fair values as of the acquisition dates. The amounts recorded as excess of cost over fair value of net assets acquired ("goodwill") represent amounts paid that exceed estimated fair values assigned to the assets and liabilities of each acquired business. Such amounts are being amortized on a straight-line basis over periods ranging from five to forty years (1996 and 1995) and five to twenty years (1998 and 1997) depending on the specific circumstances of each acquisition. Accumulated amortization of goodwill was $998,000 and $1,504,000 at December 31, 1998 and 1997 respectively.

     Under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of",
management performs an evaluation of the carrying value and remaining amortization periods of unamortized amounts. In connection with the ongoing application of SFAS 121, management performs such an evaluation whenever events or changes in circumstances occur which indicate such carrying values may not be recoverable. With the exception of the matters related to goodwill impairment discussed in Note 2, no such events or changes in circumstances were identified during 1998, 1997 or 1996.

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

     Medical support services costs and expenses include all the direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses.

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

M. Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation. Such reclassifications had no impact on net loss or shareholders' equity (deficit) as previously reported.

N. Recent Accounting Pronouncements

     Effective January 1, 1998, the Company adopted the FASB's Statements of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" ("SFAS 129"), and No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 129 establishes standards for the disclosure of information about rights and privileges of outstanding securities. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes all non-owner changes in equity during a period and is divided into two broad classifications: net income and other comprehensive income ("OCI"). OCI includes revenue, expenses, gains and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on securities available for sale.

     Effective January 1, 1998, the Company adopted the FASB's Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. See Note 4.

     Effective for fiscal quarters and fiscal years beginning after June 15, 1999, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 131"). SFAS 131 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company does not believe that this pronouncement will have a material impact on its financial position or results of operations.

O. Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes that the carrying value of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Company's long term debt, after discounting the scheduled payments to maturity, approximates its carrying balance.

2. GOODWILL IMPAIRMENT

     During 1997 and 1996, the Company recognized goodwill impairment losses of $4,343,000 and $29,679,000, respectively, related to goodwill associated with
(i) certain long-lived assets of entities identified for sale by the Company and
(ii) certain acquired operations. No goodwill impairment losses were recognized in 1998.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the carrying amount of the long-lived assets and identifiable intangibles associated with assets specifically identified for sale was compared to the estimated fair value of the assets, less estimated costs to sell. Fair value was based on the estimated amount at which the assets could be sold in a current transaction based on management's evaluations and discussions with the Company's outside financial advisors. Reevaluation using this methodology resulted in impairment losses recognized in the second quarter of 1997 of $4,200,000 and $13,562,000 in 1996 ($6,219,000 in
the third quarter and $7,343,000 in the fourth quarter) for Better Health Plan, Inc., ("BHP") a New York-based Medicaid managed care entity acquired in 1995, and $6,517,000 in 1996 ($1,522,000 in the third quarter and $4,995,000 in the fourth quarter) for the Company's North Carolina clinics acquired at various dates. The primary reason for the additional impairment loss recorded in 1997 was the decline in the estimated amount at which BHP assets could be sold.

     In determining impairment losses applicable to Advanced Health Plans, Inc. ("AHP") and Coastal Physician Services, Inc. ("CPS"), the Company developed its best estimates of operating cash flows over the remaining business life cycles of both AHP and CPS based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Future cash flows, excluding interest charges, were discounted using the Company's weighted average cost of capital. These estimates reflected that the present values of the future cash flows were not adequate to recover the existing carrying amounts of goodwill. Accordingly, the goodwill impairment losses were recognized to adjust the carrying amounts to estimated fair values.

     The primary underlying factor contributing to the decision to reevaluate the carrying value of goodwill associated with AHP was the uncertainty associated with the time that AHP's founder and Chief Executive Officer, Dr. Sokolov, would be able to continue to devote to AHP and his continuing role with AHP. The reevaluation resulted in a $6,611,000 write-off of AHP's goodwill balance in the third quarter of 1996. Concurrent with Dr. Sokolov's resignation, AHP's operations ceased and amounts related to AHP were written off during 1997.

     The primary underlying factor contributing to the decision to reevaluate the carrying value of goodwill associated with certain acquired operations of CPS was the termination of a significant number of contracts. The reevaluation resulted in a write-off of goodwill of $143,000 in the fourth quarter of 1997 and $2,989,000 in the fourth quarter of 1996.

3. SIGNIFICANT TRANSACTIONS

     A substantial portion of the Company's consolidated operations consisted of entities acquired in a succession of acquisitions during the period from January 1993 through November 1995. Additionally, the Company consummated a number of significant divestitures from November 1995 through October 1998. The following is a summary of certain accounting aspects of such acquisitions and divestitures, as well as a description of the more significant transactions.

     Certain of the Company's acquisitions were accounted for under the purchase method of accounting ("purchases"). Under this method, the assets and liabilities of the acquired entity were recorded at their estimated fair market values at the date of acquisition, any excess of the purchase price over the respective fair market value was accounted for as goodwill, and the results of operations of the acquired company were included in the Company's consolidated financial statements from the respective date of acquisition. The remaining acquisitions were accounted for under the pooling-of-interests method of accounting ("poolings"). Under this method, the assets and liabilities of the combined entity were recorded at their respective book values, and the Company's consolidated financial statements were restated for all periods presented to include the results of operations of the acquired entity.

     In October 1998, the Company sold Health Enterprises, Inc. whose primary operating subsidiary is Healthplan Southeast, Inc. ("HPSE"), to Steven M. Scott, M.D., Chairman and Chief Executive Officer of the Company. In March 1998, the Company sold Doctors Health Plan, Inc. to DHP Holdings LLC, an entity controlled by Dr. Scott. On December 31, 1997, the Company and certain subsidiaries of the Company closed a transaction pursuant to which the Company sold to Scott Medical Group, LLC ("Scott Medical") certain clinic assets. See Note 12, "Related Party Transactions."

     On August 19, 1997, the Company sold certain assets of Better Health Plan, Inc., which was acquired in a purchase transaction in May 1995, to the New York State Catholic Health Plan, Inc. for approximately $7,750,000 in cash. Due to the goodwill impairment adjustments of $4,200,000 and $13,562,000 recorded in 1997 and 1996, respectively, the loss on the sale was minimal. Certain assets of BHP were retained in order to satisfy certain liabilities.

     Effective September 30, 1996, the Company sold certain assets of Physicians Planning Group, Inc. ("PPG"), a manager of primary care provider networks and the common stock of Healthcare Automation, Inc. ("HCA") a billing services and network management company. The Company realized a net gain on the sale of PPG and HCA (included in Gain (loss) on divested assets, net in the accompanying statements of operations), of approximately $15,692,000 before applicable income taxes. Income tax expense on the transaction totaled $1,163,000, resulting in a gain on an after tax basis of $14,529,000.

     Effective November 30, 1996, the Company sold certain assets of the HealthNet Medical group operations of Physicians Planning Group, Inc. ("HealthNet"), the Company's New Jersey-based clinic operations, for approximately $10,500,000 in cash. HealthNet consisted of nine primary care sites in New Jersey and New York. The Company realized a gain of approximately $8,300,000 which is included in Gain (loss) on divested assets, net in the accompanying statements of operations. In 1995, the Company recognized a goodwill impairment adjustment related to HealthNet based on its best estimate of operating cash flows over the remaining business life cycle based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Future cash flows, excluding interest charges, were discounted using the Company's weighted average cost of capital. These estimates reflected that the present value of the future cash flows was not adequate to recover the existing carrying amount of goodwill. In 1995, HealthNet was not being marketed and therefore, no estimated amount at which the assets could be sold in a current transaction based on management's evaluations and discussions with the Company's outside financial advisors had been determined.

     Effective November 22, 1996 MedCost, Inc., one of the Company's managed care entities, was sold for approximately $15,000,000 in gross cash proceeds from the transaction and recorded a gain of approximately $12,200,000 which is included in Gain (loss) on divested assets, net in the accompanying statements of operations.

     On November 30, 1995 the Company sold 47 of its south Florida clinics for $51,300,000 in gross cash. During the third quarter of 1996, the Company received additional gross cash proceeds of $2,800,000 as an adjustment to the original sale price. These proceeds were based on the settlement of the final closing date balance sheet and were recorded as a gain on the sale transaction. The Company realized an additional gain of $1,290,000 resulting from other non-cash post-closing balance sheet settlements.

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

4. SEGMENT INFORMATION

     During the years ended December 31, 1998, 1997 and 1996, the Company had five reportable segments: physician contract services, government services, billing and collection services, HMO's and divested businesses. The physician contract services group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics physician contract services, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The government services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The billing and collection services provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's physician contract services and are also marketed independently to unaffiliated providers. The HMO's consisted of two health plans which were divested during 1998 and one health plan that was divested in 1997. Divested businesses in 1998 consist of the wrap up of businesses divested prior to 1998. Divested businesses in 1997 consist of the Company's clinic and other miscellaneous operations. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments.

Information About Segment Profit/Loss and Segment Assets

     The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization. Intersegment revenues are recorded at amounts similar to revenues from external customers. Intersegment profits or losses are eliminated in consolidation. Also, the Company does not allocate certain expenses such as certain professional fees or certain employee benefits to its segments. The Company's reportable segments are business units that are responsible for certain quantitative thresholds of revenue, profits or losses or assets.

YEAR ENDED DECEMBER 31, 1998

                                                          Billing                          Total
                                 Physician     Gov't        and                Divested  Reportable    All
(In Thousands)                  Contracting  Services   Collections     HMO's  Segments   Segments    Other     Totals
------------------------------------------------------------------------------------------------------------------------
Revenue from external sources    $164,700     $20,185     $16,164     $92,823   $  72     $293,944   $   277    $294,221
Intersegment revenues                   -          36      12,710           -       -       12,746         -      12,746
Interest expense                    6,065       2,599           -          65       -        8,729      (54)       8,675
Depreciation and amortization         591          55       1,331       1,127       5        3,109       325       3,434
Segment profit (loss)             (7,957)     (1,791)       1,492     (6,021)   (997)     (15,274)   (4,864)    (20,138)
Segment assets                     30,781       4,798      11,529         416   2,169       49,693     5,381      55,074

Reconciliations
---------------

     The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

Revenues for the year ended December 31, 1998

Total external revenues for reportable segments               $293,944
Intersegment revenues for reportable segments                   12,746
Other revenue                                                      277
Elimination of intersegment revenues                           (12,746)
                                                              --------
         Total consolidated revenues                          $294,221
                                                              ========

Profit or Loss for the year ended December 31, 1998

Total loss for reportable segments                            $(15,274)
Other profit or loss                                            (4,864)
                                                              --------
         Loss before income taxes and extraordinary item      $(20,138)
                                                              =========

Assets as of December 31, 1998

Total assets for reportable segments                          $ 49,693
Other assets                                                     5,381
                                                              --------
Total consolidated assets                                     $ 55,074
                                                              ========

YEAR ENDED DECEMBER 31, 1997

                                                          Billing                           Total
                                 Physician     Gov't        and               Divested   Reportable    All
(In Thousands)                  Contracting  Services   Collections    HMO's  Segments    Segments    Other      Totals
------------------------------------------------------------------------------------------------------------------------
Revenue from external sources    $202,174     $23,065     $14,126    $164,908  $20,163    $424,436      $405    $424,841
Intersegment revenues                   -         621      13,298           -        -      13,919        22      13,941
Interest expense                    4,893         575           2          51      110       5,631     9,905      15,536
Depreciation and amortization       1,173         133       1,957       1,320      809       5,392       878       6,270
Segment profit (loss)            (17,187)     (2,098)     (4,178)    (28,759)  (3,467)    (55,689)  (27,692)    (83,381)
Segment assets                     29,223       2,078      13,088      39,263   10,937      94,589     4,942      99,531

Reconciliations
---------------

     The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.


Revenues for the year ended December 31, 1997

Total external revenues for reportable segments               $424,436
Intersegment revenues for reportable segments                   13,919
Other revenue                                                      405
Elimination of intersegment revenues                           (13,919)
                                                              --------
         Total consolidated revenues                          $424,841
                                                              ========
Profit or Loss for the year ended December 31, 1997

Total loss for reportable segments                            $(55,689)
Other profit or loss                                           (27,692)
                                                              --------
         Loss before income taxes and extraordinary item      $(83,381)
                                                              ========
Assets as of December 31, 1997

Total assets for reportable segments                          $ 94,589
Other assets                                                     4,942
                                                              --------
Total consolidated assets                                     $ 99,531
                                                              ========

YEAR ENDED DECEMBER 31, 1996

                                                         Billing                          Total
                                Physician      Gov't       and                Divested  Reportable    All
(In Thousands)                 Contracting   Services  Collections    HMO's   Segments   Segments    Other      Totals
------------------------------------------------------------------------------------------------------------------------
Revenue from external sources    $276,759     $38,917     $20,636    $154,745  $60,320    $551,377      $732    $552,109
Intersegment revenues                   -         991      20,681           -      317      21,989       294      22,283
Interest expense                      455           -           5           7      132         599    12,175      12,774
Depreciation and amortization       1,667         161       1,867       2,292    2,824       8,811     1,395      10,206
Segment profit (loss)            (63,055)    (11,895)    (11,506)    (15,819) (10,395)   (112,670)  (30,615)   (143,285)
Segment assets                     73,157      10,708      17,968      43,960   22,132     167,925    13,916     181,841

Reconciliations
---------------

         The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

Revenues for the year ended December 31, 1996

Total external revenues for reportable segments             $ 551,377
Intersegment revenues for reportable segments                  21,989
Other revenue                                                     732
Elimination of intersegment revenues                          (21,989)
                                                            ---------
         Total consolidated revenues                        $ 552,109
                                                            =========
Profit or Loss for the year ended December 31, 1996

Total loss for reportable segments                          $(112,670)
Other profit or loss                                          (30,615)
                                                            ---------
         Loss before income taxes and extraordinary item    $(143,285)
                                                            =========
Assets as of December 31, 1996

Total assets for reportable segments                        $ 167,925
Other assets                                                   13,916
                                                            ---------
Total consolidated assets                                   $ 181,841
                                                            =========

5. TRADE ACCOUNTS RECEIVABLE AND OPERATING REVENUE

Trade accounts receivable, net, consisted of the following:


As of December 31,
          (In thousands)                                   1998           1997
                                                           ----           ----
Gross trade receivables                                  $31,460        $39,357
Less allowance for contractual adjustments and
uncollectibles                                            (2,244)       (12,865)
                                                         -------       --------
Trade accounts receivable, net                           $29,216       $ 26,492
                                                         =======       ========

Operating revenues, net consisted of the following:

                                          For the years ended December 31,
          (In thousands)                  1998           1997         1996
                                          ----           ----         ----
Gross non-capitated revenue            $ 381,161      $ 451,596    $ 692,665
Gross capitated revenue                   92,370        163,533      145,105
                                       ---------      ---------    ---------
Total gross revenue                      473,531        615,129      837,770
Less contractual adjustments and
uncollectibles                          (179,310)      (190,288)    (285,661)
                                       ---------      ---------    ---------
Operating revenue, net                 $ 294,221      $ 424,841    $ 552,109
                                       =========      =========    =========

     In June 1997, the Company and certain of its subsidiaries entered into a Sale and Subservicing agreement with NCFE, whereby certain eligible accounts receivable and rights to future receivables were sold. The transaction is more fully discussed in Note 8. Receivables and rights to future receivables sold are purchased at their approximate book value and, therefore, no gain or loss was recorded on the sale. The cash received for the rights to future receivables was recorded as long-term debt in the accompanying consolidated balance sheets.

6. DERIVATIVE FINANCIAL INSTRUMENTS

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

7. PROPERTY AND EQUIPMENT

     The cost, accumulated depreciation, and book value of property and equipment are summarized as follows:

                                       December 31,
(In Thousands)                     1998         1997
                                 --------     --------
Land                             $  2,375     $  2,511
Buildings                           3,184        3,184
Leasehold improvements              2,350        3,088
Construction in progress              112          206
Furniture and equipment            17,033       20,892
Automobiles                           143          198
                                 --------     --------
Total                              25,197       30,079
Less accumulated depreciation     (18,026)     (19,737)
                                 --------     --------
Net property and equipment       $  7,171     $ 10,342
                                 ========     ========


8. BORROWINGS

     Long-term debt consisted of the following:

                                                         December 31,
                                                         ------------
(In Thousands)                                         1998         1997
                                                     --------     --------
Funds received from NCFE:
NPF-XI, base rate of 10.94%                          $ 47,036     $ 69,111
NPF-VI, base rate of 12.5%                             23,315
NPF-WL, base rate of 12.5%                              3,817        2,907
                                                     ---------------------
   Total funds from NCFE                               74,168       72,018
Term note payable in monthly installments through
     November 1998 bearing interest at 8.25%               --        1,489
Obligations under capital leases                        3,231        3,022
Other                                                     143          698
                                                     ---------------------
Total                                                  77,542       77,227
Less current maturities                                  (433)      (2,529)
                                                     ---------------------
Long term portion                                    $ 77,109     $ 74,698
                                                     =====================

     On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with various subsidiaries of NCFE. The Sale Agreements, as amended, provide for accounts receivable purchase commitments totaling $165 million for the purchase of the Company's healthcare receivables with recourse from third party payors that meet specified eligibility requirements. Certain Sale Agreements were amended during 1998 to provide for the purchase of up to $50 million of receivables from $23 million at December 31, 1997 and to extend their termination date to June 1,

2000 from July 1, 1998. The remaining availability for purchases on those facilities is approximately $21 million as of December 31, 1998. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. The remaining availability for purchases on this facility is approximately $24 million as of December 31, 1998. Pursuant to the Sale Agreements, the Company pays program fees ranging from approximately 10.94% to approximately 12.5% per annum on the outstanding amount of uncollected purchased receivables.

     Pursuant to a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $32.5 million through July 1, 2000. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The availability under the line of credit was reduced from $40 million on October 30, 1998, by an amount equal to one-half, or $7.5 million, of the net proceeds received in connection with the sale of HPSE. During 1998, the expiration date of the line of credit was extended from June 15, 1999 to July 1, 2000. The line of credit is secured by substantially all of the assets of Coastal Physician Group, Inc., including pledges of the common stock of each of its subsidiaries.

     Effective for the third quarter of 1998, the Company received certain credits for interest and certain selling, general and administrative fees relating to its sales and subservicing agreements with National Century Financial Enterprises, Inc. and its affiliates ("NCFE"). The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $1.5 million was accounted for as a reduction of interest expense. Approximately $0.8 million related to its accounts receivable sales and subservicing programs costs and was accounted for as a reduction of selling, general and administrative costs and expenses.

     As of December 31, 1998, the Company had received funds from NCFE totaling approximately $74.2 million for which repayment has been waived until June 1, 2000, provided the Company remains in compliance with the terms and conditions of its various agreements with NCFE. The Company remains dependent upon NCFE to continue to purchase eligible accounts receivable and to provide funds pursuant to the $32.5 million revolving line of credit described above in order to fund its operations.

     The assets represented by the obligations under capital leases shown above consist primarily of one building having a cost basis of $3,041,000 and accumulated depreciation of $746,000 and $650,000 as of December 31, 1998 and 1997, respectively.

         The following is a schedule of maturities of long-term debt and minimum lease payments under capital leases as of December 31, 1998 (in thousands):

                        Long term debt    Capital leases      Total
                        --------------    --------------    -------
1999                             $  64             $ 496      $ 560
2000                            74,172               514     74,686
2001                                 4               488        492
2002                                 5             3,392      3,397
2003                                 5               ---          5
Thereafter                          61               ---         61
                        --------------    --------------    -------
Totals                         $74,311            $4,890     79,201
                        ==============    ==============

Less amount representing interest on capital leases           1,659
                                                            -------
                                                             77,542
Less current maturities                                         433
                                                            -------
                                                            $77,109
                                                            =======

9. INCOME TAXES
     Benefit (provision) for income taxes consisted of the following:

                                                   Years Ended December 31,
                                           ------------------------------------
(In Thousands)                                1998         1997          1996
                                           ---------   ----------    ----------
Current:
     Federal                                   $ ---       $1,400        $4,452
     State                                       ---          ---       (2,181)
Deferred:
     Federal                                     ---          ---       (5,638)
     State                                       ---          ---         (769)
                                           ---------   ----------    ----------
Benefit (provision) for income taxes
                                               $ ---       $1,400      $(4,136)
                                           =========    =========    ==========

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                      (In Thousands)          Years Ended December 31,
                                               ---------------------
                                                 1998         1997
                                               --------     --------
Deferred tax assets:
     Net operating loss carry forward          $ 77,863     $ 81,306
     Reserve for liabilities                      1,711        4,066
     Depreciation of property and equipment         356          218
     Other                                        2,473        2,427
                                               --------     --------
Total gross deferred tax assets                  82,403     $ 88,017
Less valuation allowance                        (81,407)     (86,333)
                                               --------     --------
Net deferred tax assets                        $    996     $  1,684
                                               ========     ========
Deferred tax liabilities:
     Deferred revenue and prepaid expenses     $    996     $  1,684
                                               ========     ========
Total gross deferred tax liabilities           $    996     $  1,684
                                               ========     ========
Net deferred tax assets                        $     --     $     --
                                               ========     ========

     The valuation reserve for the year ended December 31, 1998 decreased by $4,926,000 due to a decrease of approximately $13,431,000 primarily due to loss carryforwards allocated to the buyers of subsidiaries sold during the year partially offset by an increase of approximately $8,505,000 due primarily to current year loss carryforwards. The net change in the total valuation reserve for the year ended December 31, 1997 was an increase of $31,999,000. Due to the recent history of losses by the Company, it is the view of management that a valuation reserve is necessary for the net deferred assets of the Company.

     As of December 31, 1998 the Company had federal loss carryforwards of approximately $178,000,000. In addition, as of December 31, 1998, the Company had state loss carryforwards of approximately $248,000,000. These net operating loss carryforwards expire at various dates to 2014. As of December 31, 1998, approximately $5,000,000 of the Company's federal loss carryforward is subject to an annual limitation and $173,000,000 is not presently subject to any limitations.

     The Company experienced a change in ownership within the meaning of Section 382 of the Internal Revenue Code during July 1996. A change in ownership occurs when there is a more than 50% change in ownership, computed using 5% or more shareholders, over a period of time not to exceed 3 years. As of December 31, 1998, the Company's cumulative ownership change since July 1996 was approximately 32%. Should future ownership cause a more that 50% cumulative change, the Company's ability to use federal and state loss carryforwards could be subject to significant limitation.

     A reconciliation of the benefit (provision) for income taxes to the amount computed by applying the 34% statutory federal income tax rate is as follows:

                                                    Years Ended December 31,
                                                  1998        1997        1996
                                                 ------      ------      ------
"Expected" benefit (provision)                    34.0%       34.0%       34.0%
State income taxes, net of federal income tax
effect                                             5.3%        8.1%       (1.5)%
Nondeductible purchased goodwill                   0.4%        6.9%       (7.7)%
Change in valuation reserve                      (40.8%)     (46.5)%     (28.2)%
Other                                              1.1%       (0.8)%       0.5%
                                                 ------      ------      ------
"Actual" benefit (provision)                       0.0%        1.7%       (2.9%)
                                                 ======      ======      ======

10. CAPITAL STOCK

     In 1996, the Company granted common stock purchase warrants to certain lenders entitling them to purchase at par value up to 1,254,509 shares of its common stock. A portion of the warrants vested immediately, with the balance subject to cancellation based upon the Company's compliance with a specified repayment schedule. Warrants to purchase 250,902 shares were canceled as a result of $40 million in payments made by the Company prior to January 2, 1997. Warrants covering 186,789 shares have been exercised. The remaining warrants, covering 816,818 shares, have vested and are exercisable through May 2001.

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

     On October 23, 1997, Dr. Scott converted 46,033 shares of the Company's Series A Preferred Stock into 460,330 shares of the Company's common stock, 32,739 shares of the Company's Series B Preferred Stock into 327,930 shares of the Company's common stock and the 1,084,983 shares of the Company's Series C Preferred Stock into 10,849,830 shares of the Company's common stock.

     On December 30, 1997, the Company issued 1,000,000 shares of common stock (valued at approximately $938,000 at the time of issuance) to NCFE to satisfy fees of $1,046,000 owed to NCFE in connection with the closing of the June 6, 1997 Sale and Subservicing Agreements as discussed in Note 8. In addition, the Company issued 200,000 shares of common stock to vendors in lieu of cash payments for services rendered in December 1997.

     In December 1998, the New York Stock Exchange notified the Company that it did not meet its continuing listing standards and, therefore, would delist its common stock. In January 1999, the Company's stock was quoted on the OTC Bulletin Board under the symbol ERDR.

     For additional  capital stock  transactions with related parties,  see Note
12.

11. COMMITMENTS AND CONTINGENCIES

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

     The Company and each of its independent contractor physicians obtain their professional liability insurance coverages on their own behalf from various insurance carriers. Several insurance carriers who underwrote certain portions of these coverages from 1986 to 1992 have announced a moratorium on the payment of claims or have established plans to pay claims in the future based on formal plans of arrangement. The Company has receivables of approximately $2,974,000 at December 31, 1998 (included in other assets in the accompanying consolidated balance sheets) related to certain claims for which reimbursement is still pending. Management continues to evaluate the collectibility of these amounts through communication with the various companies and regulators. At this time, management believes that this amount is collectable.

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

     The Company leases and occupies two office buildings, totaling approximately 52,000 square feet, located in Durham, North Carolina. The lease requires the Company to lease the properties until it purchases the properties no later than June 30, 2002. The purchase price ranges from $5,342,000 to $6,131,000 depending upon the date of purchase. The lessor has the option of requiring the Company to purchase the properties upon 75 days' notice, subsequent to January 1, 1998. No notice has been received.

     The Company leases an additional building in Durham, North Carolina that contains approximately 21,600 square feet of space. The lease requires the Company to purchase the leased property, prior to the termination of the lease on June 30, 2002. The purchase price ranges from $3,142,000 to $3,606,000 depending upon the date of purchase. The lessor has the option of requiring the Company to purchase the property upon 75 days' notice, subsequent to January 1, 1998. No notice has been received.

     In October and November 1996, three cases styled Ortiz v. Coastal Physician Services of Broward County, Inc., et al., Higgins v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al., and Dukenik v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al. were filed in the Circuit Court for Palm Beach, Florida seeking statutory damages for alleged violations of Section 559.79 of the Florida Consumer Collection Practices Act as a result of invoices mailed for medical services rendered by contract physicians in emergency departments for which the Company provided physician contract services. The invoices contained language indicating various actions that might be pursued in the event of non-payment, including references to the Attorney General. Plaintiffs have amended their complaints and are seeking only statutory damages. Plaintiffs have also filed a motion seeking class certification which is currently pending before the court. On June 22, 1998, plaintiffs filed a Fourth Amended Complaint adding Edward Suggs, President and Chief Executive Officer of HBR and a Director of the Company, Terry Blackwood, formerly Senior Vice President and Chief Financial Officer of HBR, and Edward Gaines, Senior Vice President and General Counsel to HBR, as individual defendants in the action. All of the individual defendants have filed motions to dismiss, which motions are currently pending before the trial court. The Company believes that it has several defenses to the lawsuit and intends to vigorously defend the action but at this stage of the litigation, the exposure to the Company cannot be determined.

     On June 17, 1997, Henry J. Murphy, who was President and Chief Executive Officer of the Company from November 1, 1996 to February 28, 1997, filed a lawsuit against the Company alleging that the Company failed to make certain incentive payments to him under his written employment agreement. Under the contract, Mr. Murphy was entitled to receive certain incentive payments or stock warrants in the event that the Company either successfully refinanced its bank debt so as to reduce the amount of debt to certain target levels or sold more than half of its assets or business. Mr. Murphy is alleging that the Company's transaction with National Century Financial Enterprises, Inc. constituted a sale of more than half of the assets of the Company qualifying him to receive certain payments. After some initial discovery, there has been little activity in this suit for approximately one year. The Company believes it has several meritorious defenses to the action and intends to vigorously defend its position, but at this stage of the litigation, the exposure to the Company cannot be determined.

     In June 1997, after the Company's subsidiary, Healthcare Business Resources, Inc. ("HBR"), closed an office in Whitley City, Kentucky, a possible overpayment from Medicare to Coastal Physician Services of the Midwest, Inc. was discovered. In August 1997, the Company voluntarily disclosed the possible overpayment to representatives of the U. S. Department of Justice ("DOJ"). Since the Company's voluntary disclosure to the DOJ, the Company has cooperated in DOJ's review and the DOJ has referred the matter for final resolution to the U.
S. Attorney's Offices in Kentucky with jurisdiction over this matter. The Company's counsel was invited by the U.S. Attorney's Offices in Kentucky to fully participate in their review and has participated in their review and interviews of current and former Company employees. The Company expects to settle the matter by repaying approximately $395,000 in 1999 which has been provided for in its financial statements. Since the DOJ's review has not yet been completed, there can be no assurance, however, that the overpayment liability will not exceed the Company's current estimate.

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

     On January 8, 1999, Century American Insurance Company and its affiliate, Century American Casualty Company ("Century"), which had previously provided professional liability insurance coverage to the Company and to independent contractor physicians through Medical Group Purchasing Association ("MGPA"), notified the Company and MGPA that it considered the purchase of professional liability insurance from an insurer other than Century to constitute a breach of a Risk Management Agreement between the Company, MGPA and Century. Pursuant to the terms of the Risk Management Agreement, any dispute was required to be resolved by binding arbitration, and on February 24, 1999, Century filed a Complaint in Arbitration with J*A*M*S/ENDISPUTE against the Company and MGPA seeking damages for the alleged breach and seeking to require the Company and MGPA to accept insurance written by Century. The Company and MGPA have filed an Answer to the Complaint, and denied that there was any breach of the Agreement. It is believed that the discovery and arbitration will be completed in 1999. The Company believes it has several meritorious defenses to the action and intends to vigorously defend the action, but, at this stage of the arbitration, any exposure to the Company cannot be determined.

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

12. RELATED PARTY TRANSACTIONS

     Included as related party expenses, net, or other related party, net in the accompanying Statements of Operations are the following transactions. The Company engaged in transactions with American Alliance Holding Company and certain of its affiliates ("Alliance"), which included Century American Insurance Company ("Century Insurance") until Century Insurance was sold by Alliance to a purchaser unaffiliated with the Company in May 1998. Dr. Scott is the beneficial owner of all of the outstanding shares of Common Stock of Alliance. Amounts paid by the Company to these entities, including amounts paid to Century Insurance through May 1998, net of amounts received, were net receipts of $6,978,000 for the year ended December 31, 1998 and net payments of $4,186,000 and $5,135,000 for the years ended December 31, 1997 and 1996, respectively. These transactions and relationships are described below.

     The Company and certain of its subsidiaries sublease office space in Durham, North Carolina, consisting of approximately 59,000 square feet in a building owned by American Alliance Realty Company ("Alliance") and leased to Century Insurance. During the years ended December 31, 1998, 1997 and 1996, the Company paid approximately $676,000, $562,000 and $960,000, respectively, under these sublease agreements. The Company, Alliance and Century Insurance are all liable to the holder of a first mortgage on the property for the total rentals specified in the prime lease. However, the Company has an agreement of indemnity from Alliance with respect to the total rentals, and Alliance has an agreement of indemnity from Century Insurance. The prime lease commenced in August 1988 and has a fifteen-year term requiring minimum lease payments of approximately $788,000 per year for years one through five, $959,000 per year for years six through ten and $1,166,000 per year for years eleven through fifteen.

     The Company leased office space from corporations controlled by Dr. Scott and paid rent to such corporations during 1998, 1997, and 1996 of $33,000, $286,000 and $1,513,000, respectively. As discussed below, the Company entered into a termination of the remaining lease obligations for certain office space under lease through 2002.

     As of December 31, 1997, the Company held several unsecured promissory notes bearing interest at rates from 5.84% to 12% per annum in the aggregate amount of $8,003,000, as well as several other receivables in the amount of $1,402,000 from Scott Medical LLC. The promissory notes and other receivables arose in connection with the acquisition of Integrated Provider Networks, Inc. ("IPN"), Practice Solutions, Inc. ("PSI"), Sunlife, the South Florida Clinics, the Additional Clinics, the Sunlife Receivables and the Clinic Receivables by Scott Medical LLC in May and December, 1997, as discussed in Note 3. In accordance with the terms of the notes, the principal amounts of the notes and accrued interest were decreased during 1998 by approximately $937,000 due to lower than expected collections on the related accounts receivable. Additionally, in accordance with the terms of the purchase agreement, the purchase price for the sale of IPN was adjusted in 1998 by approximately $658,000 as a result of lower than expected collections on the related accounts receivable.

     On March 3, 1998, Bertram E. Walls, M.D., a Director of the Company, made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common

Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the 10 trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the 10 trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten times the conversion price for the Common Stock. On May 1, 1998, Dr. Scott acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. The Series D Preferred is convertible into 10 shares of Common Stock for each share of Preferred Stock only upon approval by the holders of the Common Stock. Dividends on Series D are payable as and when declared by the Board of Directors. The dividends payable for each share of Series D Preferred is equal to the dividends paid on the number of shares of common stock into which the share of Series D Preferred is then convertible. No dividends may be paid or declared on Series D Preferred unless dividends are also paid and declared on common stock. Upon a liquidation, dissolution or winding up of the Company, each share of Series D Preferred is entitled to a liquidation preference of $4.75 per share prior to payment of any amounts with respect to the common stock.

     On March 18, 1998, Coastal Physician Group, Inc. (the "Company") completed the sale of Doctors Health Plan, Inc. ("Doctors Health Plan") to DHP Holdings, LLC (the "Purchaser") for a price of $5,993,532. The Purchaser is a privately held limited liability company controlled by Dr. Scott. The Purchaser acquired all of the outstanding stock of Doctors Health Plan in the transaction. Because the sale was to a significant shareholder, $7,619,000, representing the difference in the sales price and the negative equity of the subsidiary, was recorded as a contribution to capital. For a period of 12 months from the closing, the Company had the right to market and sell Doctors Health Plan to potential third party purchasers. No third party purchasers were identified prior to March 18, 1999.

     On October 30, 1998, the Company completed the sale of Health Enterprises, Inc., whose primary operating subsidiary is Healthplan Southeast, Inc. ("HPSE"), to Dr. Scott. Dr. Scott acquired all of the outstanding stock of HPSE in a transaction which is effective as of October 1, 1998 for financial reporting purposes. The Purchase Price of $15 million was used to decrease debt. Because the sale was to a significant shareholder, $7,885,000, representing the difference in the sales price and the equity of the subsidiary, was recorded as a contribution to capital. For a period of 12 months from the closing, the Company has the right to market and sell HPSE to potential third party purchasers.

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

     Simultaneous with the NCFE transaction, as explained in Note 8, Dr. Scott invested $10 million in cash in the Company and received 1,000,000 shares of Series C Preferred Stock. The Series C Preferred Stock subject to approval by the Company's common stockholders, is convertible into 10,000,000 shares of common stock. In addition, Dr. Scott received 84,983 shares of Series C Preferred Stock and 240,000 shares of common stock in satisfaction of certain obligations owed to him by the Company of approximately $1.1 million. After approval at the Company's annual meeting in August 1997, the Series C Preferred Stock was converted into 10,000,000 shares of common stock.

13. OPERATING LEASES

     The Company leases office space (see Note 12) and equipment under noncancelable operating leases which have terms of one to five years remaining at December 31, 1998. Rent expense related to noncancelable office space and equipment leases amounted to $2,146,000, $9,963,000 and $15,614,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     Future minimum lease payments required under noncancelable operating leases as of December 31, 1998, are as follows: 1999 - $2,416,000, 2000 - $1,966,000,
2001 - $1,101,000; 2002 - $345,000; and 2003 - $0.

14. STOCK OPTIONS AND STOCK COMPENSATION

     At December 31, 1998, the Company had four stock-based compensation plans, which are described below. The Company continues to apply APB Opinion 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its three fixed stock option plans and its stock purchase plan since options were issued at the stocks' then current market value. The Company did not adopt the new fair value based method of accounting for stock compensation plans. Under FASB 123, companies that do not adopt the fair value based method of accounting for stock compensation plans and continue to follow the provisions of APB Opinion 25, are required to make pro forma disclosures of net income and earnings per share as if they had adopted the fair value accounting method. Had compensation cost for the Company's four stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, there would have been no material effect on the Company's net loss and loss per share for the years ended December 31, 1998, 1997 and 1996.

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

     Under an employee stock purchase plan adopted in 1994, the Company is authorized to issue up to 1,000,000 shares of common stock to its full-time employees and part-time employees working 20 or more hours a week, all of whom are eligible to participate after six months of service. Under the terms of the plan, employees can choose to have from 1% to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lesser of the market price of the common stock as of the first or last day of each quarter. If no such price is reported for that day, the market price of the last preceding day for which such price is reported is used. Under the Plan, the Company sold 217,000 shares, 82,000 shares and 82,000 shares to employees in 1998, 1997 and 1996, respectively.

     The Company may issue stock to nonemployees for services rendered. The value of the stock issued is based on the publicly quoted closing price of the Company's stock at a specified date or the average closing price during a short period surrounding a date as specified by the Board of Directors. The date specified is typically the grant date or date of authorization of issuance by the Board of Directors. The number of shares issued may be determined by the estimated fair value of the services rendered or the number of shares may be determined by agreement between the Company and the nonemployee.

     A summary of the status of the Company's three fixed stock option plans as of December 31, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:

                                                           1998                         1997                        1996
                                                         Weighted-                    Weighted-                   Weighted-
                                                          Average                      Average                     Average
                                              Shares     Exercise         Shares      Exercise         Shares     Exercise
Fixed Options                                  (000)       Price           (000)        Price           (000)       Price
--------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of
year                                           2,095       $21.95          2,014       $ 25.60          3,145      $ 26.31
Granted                                            4         0.75            626          1.96            475         9.90
Exercised                                        ---          ---            ---           ---           (63)         2.86
Forfeited                                    (1,095)        30.39          (545)         12.46        (1,543)        23.23
                                       -----------------------------------------------------------------------------------
Outstanding at end of year                     1,004        12.68          2,095       $ 21.95          2,014      $ 25.60
                                       ===================================================================================
Options exercisable at year-end                  497       $23.61            827       $ 31.46            786      $ 22.60

Weighted-average fair value of options granted
during the year                                            $ 0.75                       $ 1.96                      $ 2.70

The following table summarizes information about fixed stock options outstanding at December 31, 1998.

                                           Options Outstanding                                 Options Exercisable
                                                 Weighted         Weighted                           Weighted
                                                   Avg.             Avg.            Number             Avg.
                            Outstanding at      Remaining         Exercise      Exercisable at       Exercise
                            12/31/98         Contractual Life       Price          12/31/98            Price
Range of Exercise               (000)                                                (000)
$ 0.75 to 5.25                   512              8.38              $1.99               5              $5.25
11.50 to 13.88                   113              5.40              13.25             113              13.25
14.00 to 25.75                   216              5.65              23.79             216              23.79
26.75 to 30.25                   129              5.25              29.89             129              29.89
34.50 to 41.80                    34              5.54              35.58              34              35.58
-------------------------------------------------------------------------------------------------------------
$1.50 to 41.80                 1,004              6.96             $12.68             497             $23.61

15. RETIREMENT PLAN

     The Company  has a qualified  contributory  savings  plan as allowed  under
Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and, until September 1998, required a minimum contribution from the Company based on the participant's contribution. Participants may elect to defer up to 12% of their annual compensation by contributing the deferred amounts to the plan. The Company made contributions of $431,000, $760,000, and $1,265,000 to the plan during the years ended December 31, 1998, 1997 and 1996, respectively.

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The  following  is  a  summary  of  the  unaudited   quarterly  results  of
operations:


                                             First       Second       Third        Fourth
Year ended December 31, 1998                Quarter      Quarter     Quarter       Quarter
                                            -------      -------     -------       -------
Operating revenue, net                      $87,877      $78,692     $ 79,392      $48,260

Operating loss                              (2,659)      (3,468)        (347)      (5,102)

Loss before income taxes                    (4,593)      (6,115)      (2,445)      (6,985)

Net loss                                    (4,593)      (6,115)      (2,445)      (6,985)

Basic and diluted loss per share             (0.12)       (0.16)       (0.06)       (0.19)

Weighted average number of shares
outstanding                                  37,516       37,665       37,700       37,791


                                             First       Second       Third        Fourth
Year ended December 31, 1997                Quarter      Quarter     Quarter       Quarter
                                            -------      -------     -------       -------
Operating revenue, net                     $124,714     $111,496    $ 99,595       $89,036

Operating loss                              (8,300)     (16,015)    (13,594)      (29,279)

Loss before income taxes and
extraordinary item                         (11,566)     (21,627)    (16,969)      (33,219)

Net loss                                   (11,566)     (21,627)    (15,569)      (33,219)

Basic and diluted loss per share             (0.48)       (0.89)      (0.64)        (0.99)

Weighted average number of shares
outstanding                                  24,129       24,385      24,415        33,483

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

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information with respect to the executive officers and directors of the Company and executive officers of subsidiaries of the Company who have significant policy-making authority:

Name                             Age        Position
--------------------------------------------------------------------------------

Steven M. Scott, M.D.            51         Chairman of the Board, President
                                            and Chief Executive Officer

Bertram E. Walls, M.D.           47         Director

Eugene F. Dauchert, Jr.          45         Director, Secretary, Executive Vice
                                            President

Edward L. Suggs, Jr.             47         Director, President and Chief
                                            Executive Officer, Healthcare
                                            Business Resources, Inc.

Charles E. Potter (1)            55         Director

Sherman M. Podolsky, M.D.        48         Director, President, Coastal
                                            Physician Services of South
                                            Florida, Inc.

W. Randall Dickerson             45         Executive Vice President and Chief
                                            Financial Officer

-------------------------

(1) Member of the Audit Committee and Compensation Committee of the Board of Directors.

     Dr. Scott has been a director of the Company since its formation in 1977. Until he resigned from the position on December 1, 1994, Dr. Scott also served as Chairman of the Board of Directors and from 1977 to May 29, 1996, Dr. Scott served as President and Chief Executive Officer of the Company. Dr. Scott was re-elected Chairman of the Board of Directors on January 14, 1997, and re-appointed President and Chief Executive Officer of the Company on March 1, 1997. Dr. Scott has obstetrics and gynecology practice experience and clinical and administrative emergency medicine experience. He is board-certified in obstetrics and gynecology and is a member of the clinical faculty at Duke University Medical Center. Dr. Scott received his undergraduate degree and medical education from Indiana University. Dr. Scott completed his residency in the Department of Obstetrics and Gynecology at Duke University Medical Center.

     Dr. Walls, a director since 1991, is President and Chief Executive Officer of Doctors Health Plan, Inc., a former subsidiary of the Company. The Company sold Doctors Health Plan, Inc. on March 18, 1998. Dr. Walls also served as President of Coastal Physician Contract Services Group, Inc. from January through December 1994. Effective January 1, 1995, Dr. Walls became the President and Chief Executive Officer of Century American Insurance Company ("Century Insurance"). From 1992 to 1993, Dr. Walls was the President of Sunlife OB/GYN Services, Inc., a subsidiary of the Company, as well as its Chief Medical Officer from 1991 to 1993. He is board certified in obstetrics and gynecology and is a member of the clinical faculty at Duke University Medical Center. Dr. Walls received a B.S. degree in Science from North Carolina A&T State University and his medical degree from Duke University. He completed his residency in obstetrics and gynecology at Duke University Medical Center. In addition, Dr. Walls holds an MBA degree from the Duke Fuqua School of Business.

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

     Mr. Potter, a director of the Company since April 1997, is President of The Potter Financial Group, an independent financial planning firm in central North Carolina and a Principal in The Potter Financial Advisory Group, LLC, a Registered Investment Advisory firm. He graduated from St. Peters College in Jersey City, NJ with a BS degree in Marketing in 1966. He has been in the financial services industry since 1966. He holds four professional designations: (CLU) Chartered Life Underwriter, (ChFC) Chartered Financial Consultant from the American College, Bryn Mawr, PA, (RFC) Registered Financial Consultant from the International Association of Registered Financial Consultants and (AEP) Accredited Estate Planner from the National Association of Estate Planning Councils. He is also a member of the Association for Advanced Life Underwriters and a Qualifying and Life Member of the Million Dollar Round Table, an international sales organization.

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

     Mr. Dickerson became Chief Financial Officer on September 21, 1998. He previously served as Interim Chief Financial Officer from March 17, 1997 until September 1, 1997. He joined the Company in 1993 and has served as Chief Financial Officer of Healthcare Business Resources, Inc., a subsidiary of the Company, as Corporate Controller and as Corporate Treasurer. Prior to joining the Company, Mr. Dickerson was a partner with the accounting firm of Ernst & Young LLP. He is a certified public accountant and a graduate of the University of South Carolina.

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

     To the Company's knowledge, based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that no other reports were required for those persons during 1998, all Section 16(a) filing requirements applicable to the Company's officers, directors, and greater than ten percent shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by all individuals serving as the President and Chief Executive Officer of the Company during 1998, its four other most highly compensated executive officers who were serving as executive officers at December 31, 1998 (collectively, the "Named Executive Officers"), for services rendered to the Company or its subsidiaries during the years ended December 31, 1998, 1997 and 1996, as applicable:

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                               Annual Compensation            Compensation
                                          ----------------------------------     Awards
                                                                Other Annual   Securities       All Other
                                          Salary      Bonus   Compensation(1)  Underlying     Compensation
Name and Principal Position         Year    ($)        ($)          ($)       Options/SARs(#)    ($) (2)
----------------------------------------------------------------------------------------------------------

Steven M. Scott, M.D. (3)           1998   400,000         --            --           --          5,416
Chairman of the Board,              1997   400,000         --            --           --          4,290
President and Chief                 1996   333,333         --        12,806           --          5,296
Executive Officer of the
Company

Eugene F. Dauchert, Jr.             1998   190,000         --            --           --          3,645
Director and Executive Vice         1997   160,000     54,745            --      100,000          4,405
President                           1996   160,000      8,500            --           --          4,481

Edward L. Suggs, Jr.                1998   228,462         --            --           --          4,342
Director, President and             1997   213,654     50,769            --      100,000          4,049
Chief Executive Officer,            1996   190,000         --            --           --          2,442
Healthcare Business
Resources, Inc. (3)

Sherman M. Podolsky, M.D.           1998   242,430     28,800            --           --          4,411
Director, President, Coastal        1997   176,667     50,000            --           --          3,563
Physician Services of South         1996    92,030      9,000            --           --          3,303
Florida, Inc. (4)

W. Randall Dickerson                1998   154,734         --            --           --            273
Executive Vice President and        1997   126,182     80,000            --           --             97
Chief Financial Officer             1996   113,431         --            --           --            108

-----------------
(1) Reflects imputed income for personal use of the Company's aircraft.

(2) Includes for 1998: (i) contributions made under the Company's 401(k) plan of $3,400, $3,263, $3,750 and $3,750 for Dr. Scott, Mr. Dauchert, Mr. Suggs and Dr. Podolsky, respectively, and (ii) premiums paid for group life insurance policies of $2,016, $383, $661, $592, and $273 for Dr. Scott, Mr. Dauchert, Mr. Suggs, Dr. Podolsky, and Mr. Dickerson, respectively.

(3) Healthcare Business Resources, Inc. is a subsidiary of the Company.

(4) Coastal Physician Services of South Florida, Inc. is a subsidiary of the Company.

AGGREGATED OPTION/SAR EXERCISES AND OPTION/SAR VALUES

     The following table provides certain information concerning the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such officers' unexercised options at December 31, 1998:



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                        Unexercised at Fiscal Year-End (1)
                                               Number of Securities
                                               --------------------
Name                                   Exercisable           Unexercisable
--------------------------------------------------------------------------
Steven M. Scott, M.D.                       32,117                 100,000

Eugene F. Dauchert, Jr.                      3,883                 170,000

Edward L. Suggs, Jr.                        82,976                 171,316

Sherman M. Podolsky, M.D.                   23,939                  50,000

W. Randall Dickerson                         5,012                  20,000

-----------------------

(1) No unexercised options were in the money at fiscal year-end.

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

     In order to facilitate the purchase by Dr. Scott of DHP and HPSE in 1998 (see "Item 13. Certain Relationships and Related Transactions."), the Company entered into a partial release of the non-compete agreements pursuant to the employment agreement between Dr. Scott and the Company. The release allows Dr. Scott and any other Scott entity to own, manage, operate or otherwise provide services to HMOs. Dr. Scott and any other Scott entity are permitted to increase and expand their ownership, management and operation of HMOs, including without limitation creating start-up locations or acquiring additional HMOs in any geographic location.

Eugene F. Dauchert, Jr.

     On July 1, 1997, Mr. Dauchert entered into a restated and amended employment agreement pursuant to which Mr. Dauchert serves as Executive Vice President and Chief Administrative Officer of the Company. The initial term of the Agreement was from July 1, 1997 through June 30, 1998. Thereafter, the Agreement continues until and unless terminated by either party. The agreement provides for an annual increase in base salary of 7.5% on July 1 unless other terms are agreed upon between the parties. Under the agreement, Mr. Dauchert received an annual base salary of $180,000 in 1998, and was eligible for certain incentive or performance bonuses based upon the achievement of certain cash flow goals during the second fiscal quarter of 1998, and for certain other incentive or divestiture bonuses based upon the successful divestiture of certain operating subsidiaries. Certain of these subsidiaries were divested in 1998, and Mr. Dauchert was entitled to a divestiture bonus of $56,387.

     Effective January 1, 1999, Mr. Dauchert entered into an amended employment agreement which provided for the divestiture bonus and the increase in base salary for the period July 1, 1998 through December 31, 1998 to be deferred until January 1, 1999 and paid during the first six months of 1999. The amendment deferred the annual increase in base salary from July 1, 1999 to January 1, 2000 and provides for certain incentive bonuses as follows: (i) an incentive bonus payable based upon significant mergers, acquisitions, divestitures, recoveries or refinancings being successfully completed, (ii) a bonus equal to 2.5% of base salary per quarter based upon the net profitability of the Company, (iii) a discretionary bonus of up to 15% of annual base salary, and (iv) an aggregate cap on all bonuses during any on year equal to 40% of base salary.

     The employment agreement continues to impose certain confidentiality obligations on Mr. Dauchert and contains a covenant not to compete with the Company or its affiliates for a specified time in the event of a termination of the agreement.

Edward L. Suggs, Jr.

     On March 1, 1997, Mr. Suggs entered into an employment agreement with Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company. The initial term of the agreement is from March 1, 1997 through February 29, 2000. Under the agreement, Mr. Suggs serves as the President and Chief Executive Officer of HBR and on the Board of the Company. Mr. Suggs receives an annual base salary of $220,000, subject to annual review and adjustment as of each March 1 during the term of the agreement. As an initial signing bonus, the Company released Mr. Suggs from any claim to the then outstanding indebtedness of approximately $16,000 evidenced by a promissory note in the original face amount of $25,000. Mr. Suggs will be eligible for up to $20,000 each quarter in performance bonuses, based upon the financial performance of HBR and other factors, which may include the discretion of HBR or the Company. The employment agreement imposes certain confidentiality obligations upon Mr. Suggs and contains a covenant not to compete with HBR or its affiliates or solicit its employees for a specified period of time.

Sherman M. Podolsky, M.D.

     On January 1, 1998, Dr. Podolsky entered into an employment agreement with Coastal Physician Services of South Florida, Inc. ("CPS of South Florida"), a subsidiary of the Company. The initial term of the agreement is from January 1, 1998 through December 31, 2000. Under the agreement, Dr. Podolsky serves as the President and Chief Executive Officer of CPS of South Florida. Dr. Podolsky receives an annual base salary of $240,000, subject to annual review and adjustment as of each January 1 during the term of the agreement. Dr. Podolsky will be eligible for incentive bonuses based upon certain cash improvement target quotas and other factors which are established by the President of Coastal Physician Services, Inc. The employment agreement imposes certain confidentiality obligations upon Dr. Podolsky and contains a covenant not to compete with CPS of South Florida or its affiliates or solicit its employees for a specified period of time.

W. Randall Dickerson

     In March 1999, Mr. Dickerson entered into an employment agreement with the Company pursuant to which Mr. Dickerson will serve as an Executive Vice President and Chief Financial Officer of the Company. The initial term of the agreement is November 1, 1998 through October 31, 1999. Under the agreement, Mr. Dickerson receives an annual base salary of $180,000 and will be eligible for an incentive bonus based upon certain performance goals. The employment agreement imposes certain confidentiality obligations upon Mr. Dickerson and contains a covenant not to compete with the Company or its affiliates or solicit its employees for a specified period of time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Except as indicated under "Security Ownership of Management," there are no shareholders known to the Company to be the beneficial owners of more than five percent of the Company's common stock as of December 31, 1998.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of December 31, 1999 by:
(i) each director of the Company; (ii) each Named Executive Officer; and (iii) all current directors and executive officers of the Company as a group. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's securities.

                                                                                             Percent of
                           Name and Address(1)         Amount and Nature        Percent of  Total Voting
Title of Class             of Beneficial Owner       of Beneficial Ownership      Class(2)  Power (2) (3)
--------------------------------------------------------------------------------------------------------
Common Stock               Steven M. Scott, M.D.             18,301,260(4)          48.4%         43.3%

Series D Convertible       Steven M. Scott, M.D.                444,974            100.0%         10.5%
   Preferred Stock

Common Stock               Bertram E. Walls, M.D.             1,390,453(5)           3.7%          3.3%

Common Stock               Edward L. Suggs, Jr.                 104,075(6)              *             *

Common Stock               Charles E. Potter                     75,324(7)              *             *

Common Stock               Sherman M. Podolsky, M.D.             69,415(8)              *             *

Common Stock               Eugene F. Dauchert, Jr.                8,883(9)              *             *

Common Stock               W. Randall Dickerson                   5,012(10)             *             *


Shares owned by all
  directors and executive
  officers as a group
  (7 persons):
    Common Stock                                             19,809,322(11)         52.4%         46.9%

    Series D Convertible                                        444,974            100.0%         10.5%
      Preferred Stock
------------------------

(1) The address for all persons listed below is c/o Coastal Physician Group, Inc., 2828 Croasdaile Drive, Durham, NC 27705.

(2) An asterisk (*) indicates less than one percent.

(3) Each share of the Company's outstanding Preferred Stock is entitled to cast ten votes per share on any matter submitted to a vote at an annual or special meeting of shareholders, except proposals pertaining to the conversion of the Preferred Stock. This column presents the percentage of aggregate voting power held, assuming the preferred stock is entitled to vote on all matters submitted to a vote of the Company's security holders.

(4) Includes 6,249,977 held by Scott Medical Partners LLC, 1,703,344 shares held by American Alliance Holding Company, 1,500,000 held by Doctors Health Plan, Inc. and 119,143 shares held by S and W Limited Partnership, entities that are controlled by Dr. Scott. Dr. Scott disclaims beneficial ownership of shares held by Doctors Health Plan, Inc. Also includes 535,766 shares held by a partnership, the partners of which are Dr. Scott and certain trusts established for the benefit of Dr. Scott's children. Dr. Scott has sole investment power with respect to these shares, but has sole voting power with respect to only 390,666 shares. Voting power with respect to the remaining 145,100 shares is held by Dr. Walls, as trustee of the trusts. Also includes 15,600 shares held by Mrs. Scott as to which Dr. Scott disclaims beneficial ownership. Also includes 32,117 shares subject to presently exercisable options. Dr. Scott disclaims beneficial ownership of the shares held by American Alliance Holding Company. The remaining 8,145,323 shares are held by Dr. Scott directly.

(5) Includes 145,100 shares with respect to which Dr. Walls has voting power and Dr. Scott has investment power. Such shares also are included under the beneficial ownership of Dr. Scott. Also includes 1,171,695 shares held by certain trusts established for the benefit of Dr. Scott's children with respect to which Dr. Walls, as trustee, holds voting and investment power. Includes 2,000 shares owned directly by Dr. Walls, 6,000 shares subject to presently exercisable stock options and 65,658 shares reserved for issuance under the Deferred Compensation Plan.

(6) Includes 82,976 shares subject to presently exercisable stock options and 265 shares owned by Mr. Suggs' wife. Mr. Suggs disclaims beneficial ownership of the shares held by his wife.

(7) Includes 4,000 shares subject to presently exercisable stock options and 71,324 shares reserved for issuance under the Deferred Compensation Plan.

(8) Includes 23,939 shares subject to presently exercisable stock options.

(9) Includes 3,883 shares subject to presently exercisable stock options.

(10) Includes 5,012 shares subject to presently exercisable stock options.

(11) Includes 157,927 shares subject to presently exercisable stock options and 136,982 shares reserved for issuance under the Deferred Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company engaged in transactions with American Alliance Holding Company and certain of its affiliates ("Alliance"), which included Century American Insurance Company ("Century Insurance") until Century Insurance was sold by Alliance to a purchaser unaffiliated with the Company in May 1998. Dr. Scott is the beneficial owner of all of the outstanding shares of Common Stock of Alliance. Amounts paid by the Company to these entities, including amounts paid to Century Insurance through May 1998, net of amounts received, were net receipts of $6,978,000 for the year ended December 31, 1998 and net payments of $4,186,000 and $5,135,000 for the years ended December 31, 1997 and 1996, respectively. These transactions and relationships are described below.

     On January 1, 1998, the Company and Medical Group Purchasing Association ("MGPA") entered into a Risk Management Agreement with Century Insurance pursuant to which Century Insurance agrees to provide, and the Company and MGPA agree to purchase, insurance policies providing professional liability insurance for the Company and the physicians and other medical and clinical providers under contract with the Company. The initial term of the agreement is four years and the agreement thereafter automatically renews for additional one year terms unless either party gives notice of non-renewal by July 1 of the year preceding the renewal term. The Company and MGPA have the ability to "opt out" of coverage under the policy in the event that a competitive policy is located at a price less than 85% of the quoted premium from Century Insurance for coverage on substantially the same terms and conditions. The policy may also be canceled by the Company and MGPA by giving notice by July 1 of a policy year and paying a termination fee equal to 10 percent of the insurance premium in effect if terminated in year two, 7.5 percent if terminated during year 3 and 5 percent if terminated thereafter.

     Effective December 31, 1998, the Company and the MGPA elected to "opt out" of coverage under the policy and agreed to purchase insurance policies from an unaffiliated company to provide professional liability insurance for the Company and the physicians and other medical and clinical providers under contract with the Company. The terms and conditions of the coverage are the same as has historically been provided to the Company and MGPA by Century Insurance in the past. The premium for the coverage is based on the underwriting criteria and loss experience of the account.

     The Company and certain of its subsidiaries sublease office space in Durham, North Carolina, consisting of approximately 59,000 square feet in a building owned by American Alliance Realty Company ("Alliance") and leased to Century Insurance. During the year ended December 31, 1998, the Company paid approximately $676,000 under these sublease agreements. The Company, Alliance and Century Insurance are all liable to the holder of a first mortgage on the property for the total rentals specified in the prime lease. However, the Company has an agreement of indemnity from Alliance with respect to the total rentals, and Alliance has an agreement of indemnity from Century Insurance. The prime lease commenced in August 1988 and has a fifteen-year term requiring minimum lease payments of approximately $788,000 per year for years one through five, $959,000 per year for years six through ten and $1,166,000 per year for years eleven through fifteen.

     The Company leased office space from corporations controlled by Dr. Scott and paid rent to such corporations during 1998 of $33,000. As discussed below, the Company entered into a termination of the remaining lease obligations for certain office space under lease through 2002.

     Effective May 31, 1997, the Company sold certain assets related to seven primary care clinics operated by the Company (the "May Clinic Sale") to Scott Medical Group LLC ("Scott Medical"). Scott Medical is a privately held limited liability company which is controlled by Dr. Scott. The purchase price for the assets of the seven clinics was $388,657 paid pursuant to a promissory note due May 31, 1998, with interest at 12% per annum which was paid in full. In addition, Scott Medical gave a promissory note in the amount of $803,088 for certain other assets, primarily accounts receivable, related to two other clinic locations previously sold to unrelated third parties. This note was also due May 31, 1998 with interest at 10% per annum. On June 2, 1998, Scott Medical paid principal and interest of $252,591 of the balance due under the note. As a result of lower than expected collections on the accounts receivable sold, the principal amount of the note was reduced by $571,252 leaving a balance of $2,208 at December 31, 1998. Interest was recalculated based on the adjusted principal amount.

     On December 31, 1997, the Company and certain of its subsidiaries closed on a transaction (the "IPN Sale") pursuant to which the Company sold to Scott Medical the following assets: (i) all of the issued and outstanding stock of Integrated Provider Networks, Inc., a North Carolina corporation ("IPN") which provides practice and physician management services to professional corporations; (ii) all of the issued and outstanding stock of Practice Solutions, Inc., a North Carolina corporation ("PSI") which provides billing services to freestanding physician practices and clinics, including those under management by IPN; (iii) all of the issued and outstanding stock of Sunlife OB-GYN Services of Broward County, Inc., a Florida corporation ("Sunlife"); (iv) substantially all of the assets of Ft. Lauderdale Perinatal Associates, which operates two physician clinics located in Plantation, Florida and Fort Lauderdale, Florida, and Physician Access Center, which operates a clinic in San Francisco, California (collectively the "Clinics"); and (v) certain accounts receivable of Sunlife (the "Sunlife Receivables") which had previously been sold to NPF-XI, Inc. pursuant to a series of receivables securitizations and other financing arrangements between the Company and subsidiaries of NCFE.

     As part of the IPN Sale, Scott Medical assumed all of the lease obligations of a subsidiary of the Company to Chateau Limited Liability Company ("Chateau"), a privately held limited liability company which is controlled by Dr. Scott. The estimated balance of the gross lease payments that were due under the Chateau lease after October 31, 1997 is $2,778,056. The parties negotiated a release fee for the Chateau lease of $750,000 which was credited against the amount Scott Medical owes the Company for expenses advanced with respect to the May Clinic Sale such that the net balance owed was $810,283, which was to be repaid pursuant to the terms of a promissory note due December 31, 1998, plus interest at an annual rate of 5.84%.

     In addition, Scott Medical gave a promissory note (the "Receivables Purchase Note") as the consideration for Scott Medical's purchase of the Sunlife Receivables. The principal amount of the Receivables Purchase Note was $1,000,727, the book value of the Sunlife Receivables. The Receivables Purchase Note provided for interest at 5.68% through October 31, 1998 and 10.94% thereafter, payable quarterly, with all principal and accrued but unpaid interest payable in full on October 31, 1998. The Receivables Purchase Note was subject to adjustment if the actual collections with respect to the Sunlife Receivables varied five percent from the principal amount of the Receivables Purchase Note. The resulting adjustment retroactively reduced the principal amount of the note by $687,857 to $312,870 upon which interest was recalculated.

     The IPN Sale transaction was negotiated between the parties to be effective as of November 1, 1997. The purchase price was $10,100,000, paid $5,000,000 in cash at the closing with the balance paid with a short term promissory note in the principal amount of $5,000,000 and a receivable from the purchaser in the amount of $100,000, both of which were paid in full in January 1998. Pursuant to the terms of the Agreement, the purchase price was reduced by approximately $192,000 due to an increase in the liabilities of IPN (including Prim Med, Inc., its wholly owned subsidiary) and PSI from the liabilities as shown on their September 30, 1997 balance sheets. During the period from November 1, 1997 to December 31, 1997, the Company operated the subsidiaries and advanced expenses for such operations. The advances totaled $1,302,016. Pursuant to the terms of the purchase agreement, $150,000 was paid in cash and the balance added to the Receivables Purchase Note. Effective December 31, 1998, the purchase price was further reduced by $657,558 based upon the actual collections of the outstanding accounts receivable of IPN, Prim Med, Inc. and the professional corporations under management by IPN as agreed upon by the parties.

     On March 18, 1998, the Company completed the sale of DHP to DHP Holdings, LLC (the "Purchaser") for a price of $5,993,532. The Purchaser is a privately held limited liability company controlled by Dr. Scott. The Purchaser acquired all of the outstanding stock of Doctors Health Plan in the transaction.

     After a thorough review of the operations of DHP and the anticipated funding that would likely be required in the balance of 1998, the Company determined that the best course of action was to divest the asset. The Company retained the investment banking firm of Advest, Inc. to advise the Company, to assist in completing the sale and to render a fairness opinion regarding the financial aspects of the transaction. The purchase price was determined by negotiation between the Company and Purchaser, and Advest, Inc. advised the Company on the fairness of financial aspects of the transaction.

     The North Carolina Commissioner of Insurance issued an order dated March 11, 1998 exempting the transfer from the provisions of North Carolina law that pertain to acquisition of control of a domestic insurer. This order required the Company to complete the transaction within thirty days and to convert to equity a $1,100,000 loan made by the Company to Doctors Health Plan on March 2, 1998.

     Immediately prior to the closing of the sale of Doctors Health Plan, the Company made an additional equity contribution required by regulatory authorities in the amount of $993,532 to Doctors Health Plan. As a result, the purchase price of $5,000,000 was increased to $5,993,532 to take into account this equity contribution. The purchase price was paid $993,532 in cash, with the balance paid pursuant to a $5,000,000 promissory note (the "DHP Note") due and payable by March 28, 1998. The DHP Note bears interest after March 28, 1998 at the rate of 12% per annum until paid. The original DHP Note provided that if it was not paid in full within the earlier of (i) 90 days from March 18, 1998 or
(ii) 45 days after the Company gave Purchaser notice that it intended to accept a Strike Price (as defined below), the Purchaser agreed to provide collateral to secure the DHP Note. On June 7, 1998, the Board approved an amendment to the DHP Note providing for an extension of the due date until June 8, 2001, quarterly interest payments and principal payments of $1,000,000 on June 8, 1999, $1,000,000 on June 8, 2000, and the balance on June 8, 2001. The Purchaser entered into a Pledge Agreement with the Company dated June 8, 1998, pledging all of the issued and outstanding stock of Alliance as security for the repayment of the amended DHP Note. Effective October 30, 1998, proceeds from repayment of the principal amount of the DHP note and accrued interest of $396,164 were used to reduce debt and all collateral was released.

     For a period of 12 months from the closing, the Company had the right to market and sell Doctors Health Plan to potential third party purchasers. No third party purchasers were identified prior to March 18, 1999.

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

     On March 3, 1998, Dr. Walls made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the 10 trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the 10 trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten times the conversion price for the Common Stock. On May 1, 1998, Dr. Scott acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. The Series D Preferred is convertible into 10 shares of Common Stock for each share of Preferred Stock only upon approval by the holders of the Common Stock.

     On October 30, 1998, the Company completed the sale of Health Enterprises, Inc., whose primary operating subsidiary is Healthplan Southeast, Inc. ("HPSE"), to Dr. Scott. Dr. Scott acquired all of the outstanding stock of HPSE in a transaction which is effective as of October 1, 1998 for financial reporting purposes. The Purchase Price of $15 million was used to decrease debt.

     HPSE is an HMO licensed to operate in the State of Florida with approximately 80,000 members. For the nine months ended September 30, 1998, Health Enterprises, Inc., reported unaudited consolidated revenues of approximately $82,815,000 and net losses of approximately $5,181,000 million. As a result of these losses, the Company was required to make significant capital contributions to HPSE in 1998 prior to its sale, and the Company anticipated that substantial additional capital contributions would be required during the balance of 1998.

     The Company retained the investment banking firm of Solomon Smith Barney to advise the Company, to assist in completing the sale and to render a fairness opinion regarding the financial aspects of the transaction. After a thorough review of the operations of HPSE and the anticipated funding that would likely be required in the balance of 1998, the Company determined that the best course of action was to divest the asset. The purchase price was determined by negotiation between the Company and Dr. Scott.

     The Florida Department of Insurance issued a consent granting approval of the Purchaser's acquisition of the outstanding voting securities of HPSE.

     For a period of twelve (12) months from the closing, the Company has the right to market and sell HPSE to potential third party purchasers. If the Company located a third party purchaser before December 31, 1998 who was willing to purchase HPSE at a price that exceeded the Strike Price, then Coastal may have elected to have the sale take place. If the Company elected to sell to the third party, Dr. Scott had the right to either (i) pay to the Company an amount equal to the amount that would have been received by the Company as a result of the sale to the third party or (ii) agree to consummate a closing and sale to the third party purchaser. If the Company entered into a definitive agreement to sell HPSE at a price greater than the Strike Price before December 31, 1998, the net proceeds (after payment of marketing expenses of the sale to the third party) of the sale would have been remitted to the Company. No third party purchaser was located prior to December 31, 1998.

     If the Company enters into a definitive agreement to sell HPSE at a price greater than the Strike Price after December 31, 1998 but before October 30, 1999, the net proceeds (after payment of marketing expenses of the sale to the third party) of the sale will be divided between Dr. Scott and the Company. The Strike Price is a price that will yield net proceeds of the sale (after payment of the costs to market and sell to a third party) in an amount equal to the Dr. Scott's net investment in HPSE plus a twelve percent

(12%) annualized return on the net investment. Dr. Scott's net investment shall be equal to his purchase price plus his contributions to HPSE plus his out-of-pocket costs to acquire, finance and operate HPSE minus any distributions or dividends Dr. Scott receives from HPSE. In either such event, Dr. Scott will receive an amount equal to his net investment plus a twelve percent (12%) annualized return on the net investment, and the Company will receive the balance of the net proceeds. If the sale is subsequent to the earlier of the above events, Dr. Scott will be entitled to receive from net proceeds (after payment of marketing expenses of the sale to the third party) the greater of (i) his net investment plus a twelve percent (12%) annualized return on such amounts or (ii) an amount equal to his net investment plus fifty percent (50%) of the difference between (x) the amount of the net proceeds less the Company's investment banker fees and expenses in selling HPSE to the Dr. Scott minus (y) his net investment. In all potential sales to third party purchasers, the Dr. Scott has the right to retain ownership of HPSE and pay the Company an amount equal to the amount the Company would have received as a result of the sale to the third party.

     As part of the transaction, the Company agreed to a partial release of its non-compete agreement with Dr. Scott. See "Item 11. Executive Compensation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  PAGE NUMBER
(A)  1.   FINANCIAL STATEMENTS:                                IN THIS FORM 10-K

          Report of Independent Auditors....................................  29
          Consolidated Balance Sheets, December 31, 1998 and 1997 ..........  30
          Consolidated Statements of Operations, Years Ended December 31,
          1998, 1997 and 1996...............................................  31
          Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income (Loss), Years Ended December 31,
          1998, 1997 and 1996...............................................  32
          Consolidated Statements of Cash Flows, Years Ended
          December 31, 1998, 1997 and 1996..................................  33
          Notes to Consolidated Financial Statements........................  34

                                                                  PAGE NUMBER
     2.   FINANCIAL STATEMENT SCHEDULES                        IN THIS FORM 10-K

          Report of Independent Auditors.................................... S-1
          Schedule II--Valuation and Qualifying Accounts.................... S-2

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

Date: April 15, 1999

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

Name                                           Title                                Date
--------------------------------------------------------------------------------------------
/S/  Steven M. Scott, M.D.         Chairman of the Board of Directors,        April 15, 1999
------------------------------     President and Chief Executive Officer
     Steven M. Scott, M.D.

/S/  W. Randall Dickerson          Executive Vice President,                  April 15, 1999
------------------------------     Chief Financial Officer and Chief
     W. Randall Dickerson          Accounting Officer

/S/  Bertram E. Walls, M.D.        Director                                   April 15, 1999
------------------------------
     Bertram E. Walls, M.D.

/S/  Eugene F. Dauchert, Jr.       Director                                   April 15, 1999
------------------------------
     Eugene F. Dauchert, Jr.

/S/  Edward L. Suggs, Jr.          Director                                   April 15, 1999
------------------------------
     Edward L. Suggs, Jr.

/S/  Sherman M. Podolsky, M.D.     Director                                   April 15, 1999
------------------------------
     Sherman M. Podolsky, M.D.

/S/  Charles E. Potter             Director                                   April 15, 1999
------------------------------
     Charles E. Potter

Report of Independent Auditors

The Board of Directors and Shareholders
Coastal Physician Group, Inc.:

Under the date of March 30, 1999, we reported on the consolidated balance sheets of Coastal Physician Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                              KPMG LLP

Raleigh, North Carolina
March 30, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

                                                          Additions
                                   Balance at     Charged to      Charged to                    Balance
                                    Beginning      Costs and         Other                      at End
Description                         of Period      Expenses        Accounts      Deductions    of Period
--------------------------------------------------------------------------------------------------------
Year ended December 31, 1998        $ 12,865       $ 179,310        $76,573      $ 266,504      $  2,244
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1997        $ 97,169       $ 190,288        $56,079      $ 330,671      $ 12,865
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1996        $ 97,932       $ 285,661            ---      $ 286,424      $ 97,169
Allowance for contractual
adjustments and uncollectibles

                                  EXHIBIT INDEX


Exhibit
Number                               Description
--------------------------------------------------------------------------------

2.1       Asset Purchase  Agreement between  Physicians  Planning Group,  Inc.,:
          HealthNet Medical Group of New Jersey, P.A.; HealthNet Medical Services of New Your, P.C.; Coastal Physician Networks, Inc.; Coastal Physician Group, Inc. and Valley Care Corporation Dated October 29, 1996 (1)

2.2 Asset Purchase Agreement by and among New York State Catholic Health Plan, Inc. d/b/a Fidelis Care New York, a New York not-for-profit corporation, Coastal Physician Group, Inc., a Delaware corporation and Better Health Plan, Inc., a New York corporation and a wholly-owned subsidiary of Coastal Physician Group, Inc. Dated August 8, 1997 (2)

2.3 Stock Purchase by and Among Coastal Physician Networks, Inc. Coastal Physician Group of Florida, Inc. and Scott Medical Group, Inc. Dated May 31, 1997 (3)

2.4 Agreement By And Among Coastal Physician Group, Inc., Coastal Physician Networks, Inc., Coastal Physician Services Of The West, Inc. And Coastal Physician Services Of South Florida, Inc. and Scott Medical Group LLC. Dated December 31, 1997 (4)

2.5 Stock Purchase Agreement As Of January 1, 1998 By And Among Coastal Physician Group, Inc., Coastal Managed Healthcare, Inc., and DHP Holdings, LLC (3)

4.1 Amendment to Rights Agreement dated as of December 27, 1996, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina (5)

4.1(a) Amendment to Rights Agreement dated as of May 12, 1997, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina (6)

4.1(b) Amendment to Rights Agreement dated as of June 3, 1997, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina (6)

4.2 Certificate Of Designations, Preferences and Rights of Series D Convertible Preferred Stock Of Coastal Physician Group, Inc. Dated August 13,1998 (10)

4.3       Form of Warrant to Purchase Common Stock at $.01 Per Share (9)

10.1 Employment Agreement By and Between Coastal Physician Group, Inc., and Steven M. Scott, M.D. Dated April 1, 1991 (8)

10.1(a) Partial Release Of Non-Compete Provisions Of Employment Agreement Between Steven M. Scott, M.D. And Coastal Physician Group, Inc. Dated December 31, 1997 (3)

10.1(b) Partial Release Of Non-Compete Provisions Of Employment Agreement Between Steven M. Scott, M.D. And Coastal Physician Group, Inc. Dated March 18, 1998 (3)

10.2 Sample Amended and Restated Services Agreement and Sample Stock Transfer Restriction Agreement between the Company and a Professional Corporation or Professional Association

10.3 Restated and Amended Employment By and Between Coastal Physician Group, Inc., and Eugene F. Dauchert, Jr. Dated January 15, 1997 (7)

10.3(a) Amended And Restated Employment Between Coastal Physician Group, Inc. and Eugene F. Dauchert, Jr. Dated July 1, 1997 (3)

10.3(b) First Amendment to Employment Between Coastal Physician Group, Inc. and Eugene F. Dauchert, Jr. Dated January 1, 1999

10.4 Employment Agreement By and Between Healthcare Business Resources, Inc., and Edward L. Suggs, Jr. Dated March 1, 1997 (7)

10.5 Employment Agreement Between Coastal Physician Services Of South Florida, Inc. and Sherman Podolsky, M.D. (3)

10.6 Sale and Subservicing Agreement by and among Coastal Receivables LLC, as Seller, Coastal Physician Group, Inc. as subservicer, NPF-XI, Inc. as Purchaser, and National Premier Financial Services, Inc. as Servicer. Dated June 6, 1997 (11)

10.7 Form of Sale and Subservicing Agreement by and among HealthPlan Southeast, Incorporated, Better Health Plan, Inc., Coastal Government Services, Inc. Coastal Correctional Healthcare, Inc. and Integrated Provider Networks, Inc. as Sellers and Subservicers, NPF-WL, Inc., as Purchaser, and National Premier Financial Services, Inc. as Servicer. Dated June 6, 1997 (11)

10.7(a) First Amended and Restated Sale and Subservicing Agreement dated as of April 1, 1998 by and among Coastal Correctional Healthcare, Inc., NPF VI, Inc., and National Premier Financial Services, Inc., as Servicer.

10.7(b) First Amended and Restated Sale and Subservicing Agreement dated as of April 1, 1998 by and among Coastal Government Services, Inc., NPF VI, Inc., and National Premier Financial Services, Inc., as Servicer.

10.21 Loan and Security Agreement by and among Coastal Physician Group, Inc. and NPF X, Inc. Dated June 6, 1997 (11)

10.22     Pledge Agreement, Dated June 6, 1997 (11)

10.23     Employment  Agreement By and Between Coastal Physician Group, Inc. And
          W. Randall Dickerson dated November 1, 1998.

21.1      Subsidiaries of the Registrant

27.1      Financial Data Schedule
------------------------------------

(1) Incorporated by reference to the Form 8-K for the event dated November 30, 1996, filed by the Company on December 16, 1996. (File No. 001-13460)

(2) Incorporated by reference to the Form 8-K for the event dated August 19, 1997, filed by the Company on September 3, 1997. (File No. 001-13460)

(3) Incorporated by reference to the December 31, 1997 Form 10-K filed by the Company on June 5, 1998. (File No. 001-13460)

(4) Incorporated by reference to the Form 8-K for the event dated January 15, 1998, filed by the Company on February 3, 1998. (File No. 001-13460)

(5) Incorporated by reference to the Form 8-A/A for the event dated December 27, 1996, filed by the Company on December 30, 1996. (File No. 001-13460)

(6) Incorporated by reference to the Form 8-A/A for the event dated May 12, 1997, filed by the Company on June 24, 1997. (File No. 001-13460)

(7) Incorporated by reference to the December 31, 1996 Form 10-K filed by the Company on June 15, 1997. (File No. 001-13460)

(8) Incorporated by reference to the S-1 registration statement, as amended, filed by the Company on June 20, 1991. (File No. 33-40490)

(9) Incorporated by reference to the Form 8-K for the event dated May 31, 1996, filed by the Company on June 17, 1996. (File No. 001-13460)

(10) Incorporated by reference to the June 30, 1998 Form 10-Q filed by the Company on August 13, 1998. (File No. 001-13460)

(11) Incorporated by reference to the Form 8-K for the event dated June 10, 1997, filed by the Company on June 25, 1997. (File No. 001-13460)