Form 10-Q
period 1999-03-31
COASTAL PHYSICIAN GROUP INC
filed 1999-05-18
CIK 874787

United States
             Securities and Exchange Commission
                    Washington, DC  20549

                          Form 10-Q



 {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1999

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

                                  {X} Yes
                           {  } No
   As of April 30, 1999 there were outstanding 37,953,249 shares of common stock, par value $.01 per share.






































              COASTAL  PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December 31, 1998 and March 31, 1999 (unaudited)
        Unaudited Consolidated Statements of
        Operations
        Unaudited Consolidated Condensed
        Statements of Cash Flows
        Notes to Consolidated Financial Statements
        (Unaudited)
Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

PART II - OTHER INFORMATION



                         SIGNATURES


















                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)


                                           March 31,     December
                                             1999        31, 1998
                 Assets                   (unaudited)
Current assets:
 Cash and cash equivalents                       2,395           45
 Trade accounts receivable, net                 31,853       29,216
  Reserves held by NCFE                          5,192        5,400
 Accounts receivable, other                      2,720          686
  Receivables from related party                    17           54
 Prepaid expenses and other current
assets                                          5,639        5,411
      Total current assets                      47,816       40,812
Property and equipment, at cost, less
    accumulated depreciation                    7,014        7,171
Excess of cost over fair value of net
      assets acquired, net                      2,204        2,248
Other assets                                     4,114        4,843
      Total assets                              61,148       55,074

  Liabilities and Shareholders' Equity
               (Deficit)
Current liabilities:
 Current maturities and other short-term
borrowings                                        442          433
 Accounts payable                               19,551       22,559
  Payable to related party                         209        1,277
 Accrued physicians fees and medical
costs                                          10,411        9,986
 Accrued expenses                                7,524        7,429
     Total current liabilities                 38,137       41,684
Long-term debt, excluding current
maturities                                     89,055       77,109
      Total liabilities                        127,192      118,793
Shareholders' equity (deficit):
  Preferred stock $.01 par value;
      authorized 10,000; issued and



  outstanding 445 and 445, respectively             4            4
  Additional paid-in capital                     2,061        2,061
 Common stock $.01 par value; shares
authorized 100,000; shares issued and
outstanding 37,892 and 37,832,
respectively                                      379          378
 Additional paid-in capital                    176,207      176,197
Common stock warrants                           1,691        1,691
 Retained earnings (accumulated deficit)
                                            (246,386)    (244,050)
      Total shareholders' equity
(deficit)                                    (66,044)     (63,719)
     Total liabilities and  shareholders'
equity (deficit)                               61,148       55,074

  See accompanying notes to consolidated financial statements.


                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                                March 31,
                                           1999          1998

Operating revenue, net                        50,695        87,877

Costs and expenses:

 Physician and other provider services
                                             34,907        70,524
 Medical support services                      8,431         7,925
 Selling, general and administrative           7,250        11,659
  Related party expense, net                      90           428
      Total costs and expenses                50,678        90,536

Operating income (loss)                           17       (2,659)

Other income (expense):
 Interest expense                            (2,429)       (2,140)
 Interest income                                  63            56
  Other related party expense, net             (114)            --
 Other, net                                      127           150
      Total other expense                    (2,353)       (1,934)

Loss before income taxes                     (2,336)       (4,593)

Benefit for income taxes                          --            --

Net loss                                     (2,336)       (4,593)

Net loss per share                            (0.06)        (0.12)

Weighted average number of shares
 outstanding                                 37,832        37,545

  See accompanying notes to consolidated financial statements.





                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                           Three months ended
                                                March 31,
                                           1999          1998

Net cash used in operating activities        (9,458)       (5,467)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                                 --           245
Purchases of property and equipment, net
                                              (158)         (153)
 Disposition of subsidiaries, net of
    cash disposed                                --       (5,865)
          Net cash used in investing
           activities                         (158)       (5,773)

Cash flows from financing activities:

  Net borrowings on  long-term debt          11,955         3,125
 Proceeds from issuances of common
stock                                            11            60
          Net cash provided by
          financing activities               11,966         3,185

                  Net increase (decrease) in
cash and cash equivalents                     2,350       (8,055)

Cash and cash equivalents at beginning
of period                                        45         8,921
Cash and cash equivalents at end of
    period                                    2,395           866

Supplemental disclosures of cash flow
      information:
      Cash payments during
    the period for:
             Interest                          2,565         2,140
             Income taxes                         60            --



  See accompanying notes to consolidated financial statements.









































                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

(1) Basis of  Presentation

The accompanying consolidated financial statements of Coastal Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

Reclassifications
Certain reclassifications have been made to the 1998
consolidated financial statments to conform to the 1999 pesentations. Such reclassifications had no impact on net loss or shareholders' equity (deficit) as previously reported.

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

The components of comprehensive income, net of related tax, for the quarter ended March 31, 1999 and 1998, are as follows:

In thousands of       Three months ended
dollars                    March 31
                        1999      1998
Net loss               $(2,336)  $(4,593)
Unrealized gains
(losses)on securities        --       (2)
Comprehensive Income   $(2,336)  $(4,595)

(3) Segment Information

During the quarters ended March 31, 1999 and 1998, the Company had four reportable segments: physician contract services, government services, billing and collection services, and divested businesses. The physician contract services group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics physician contract services, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The government services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The billing and collection services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's physician contract services and are also marketed independently to unaffiliated providers. Divested businesses include two health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments.

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


Quarter ended March 31, 1999
                                           Total
(In        Phys.   Gov't  Billing   Dvst   Report.  All
thousands) Cont.   Svcs   and       Seg.   Seg.     Other    Totals
                          Coll.
Revenue
from
external    41,97   4,362     4,345    --    50,679      16    50,695
sources         2

Intersegme
nt             --      --     3,544    --     3,544      --     3,544
revenues
Interest
expense     1,642     743        --    --     2,385      44     2,429
Depreciati
on and
amortizati    104       9       197     1       311      43       354
on
Segment
Profit
(loss)      (874)   (635)     1,090  (21)     (440) (1,896)   (2,336)
Segment
assets      32,72   2,781    11,408   649    47,559  13,589    61,148
                1

Quarter ended March 31, 1998
                                           Total
(In        Phys.   Gov't  Billing   Dvst   Report.  All
thousands) Cont.   Svcs   and       Seg.   Seg.     Other     Totals
                          Coll.
Revenue
from
external    40,79   5,561     4,090  37,37   87,820        57  87,877
sources         2                        7
Intersegme
nt             --      11     2,821     --    2,832        --   2,832
revenues
Interest
expense     1,548     235        --   (16)    1,767       373   2,140
Depreciati
on and
amortizati    187      17       418    209      831       140     971
on

Segment
profit
(loss)      (1,86   (244)       262  (164)  (2,015)   (2,578)  (4,593
               9)                                                   )
Segment
assets, as
of
December    30,78   4,798    11,529  2,585   49,693     5,381  55,074
31, 1998        1



(4) Recently Issued Accounting Pronouncements

Effective for fiscal quarters and fiscal years beginning after June 15, 1999, the Company will be required to adopt
Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging
Activities" ("SFAS 133"). SFAS 133 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company does not believe that this pronouncement will have a material impact on its financial position or results of operations.

                COASTAL PHYSICIAN GROUP, INC.
           Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1999 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 1998.
     During 1998, the Company completed its divestiture strategy. This will allow the Company to focus its future operations on the core businesses of emergency medicine practice management, government services and medical billing and collections. The Company refers to these businesses as its core businesses. The last step in completing the divestiture strategy was the sale of two remaining HMOs. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and Healthplan Southeast ("HPSE") in October 1998. The Company sold Better Health Plan ("BHP") in August 1997 which continues to have some wrap-up operations activity. During 1997, the Company also sold the last of its clinic operations. The Company refers to the HMO and clinic operations and some smaller related businesses as the divested businesses.
Operating Revenue, Net. Net operating revenue in the first quarter of 1999 was $50.7 million, representing a decrease of $37.2 million, or 42.3%, from operating revenues of $87.9 million in the first quarter of 1998. The changes in operating revenue among the various businesses were as follows:
                             3 Months ended March 31
                                      Increase
                     1999     1998   (Decrease)    %
   Ongoing businesses $50.7   $50.5 $ 00.2    00.4%
   Divested operations  0.0    37.4  (37.4) (100.0)
                       $50.7   $87.9 $(37.2)  (42.3)%

     In the first quarter of 1999, the physician contract services business generated approximately $42.0 in revenue, which was an increase of approximately $1.2 million, or 2.9%, from approximately $40.8 million of revenue in the first quarter of 1998. Revenue for the billing and collections operations was $4.3 million for the first quarter of 1999, which was an increase of approximately $0.2 million, or 4.9%, from $4.1 million in the first quarter of 1998 due to growth in the billing contracts and fees. Revenue of the billing and collections operations excludes intersegment revenue of approximately $3.5 million in the first quarter of 1999 and approximately $2.8 million in the first quarter of 1998 representing fees billed to the physician contract services business. The government services group accounted for approximately $4.4 million in the first quarter of 1999, which was a decline of approximately $1.2 million, or 21.4%, from $5.6 million in the first quarter of 1998. There were minimal increases in other miscellaneous revenue during the first quarter of 1999 compared to the same period for 1998.
     There was no revenue from the HMOs for the first quarter of 1999. DHP, which was sold in March 1998, generated revenue of approximately $10.0 million in the first quarter of 1998. HPSE, which was sold in October 1998, generated revenue in the first quarter of 1998 of approximately $27.3 million.
Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $35.6 million, or 50.5%, to approximately $34.9 million in the first quarter of 1999 from approximately $70.5 million in the first quarter of 1998. Physician and other provider services costs and expenses decreased as follows:
                    3 months ended March 31,
                     1999     1998   (Decrease)    %
   Ongoing businesses $34.9  $36.8     $(1.9)    (5.2)%
   Divested operations  0.0   33.7     (33.7)  (100.0)
                       $34.9  $70.5   $(35.6)   (50.5)%

     These expenses for the ongoing businesses decreased because of overall lower expenses of contracts in the physician contract services business. In the first quarter of 1999, physician and other provider services costs and expenses for the physician contract services group were approximately $31.3 million. This represented a decrease of $1.0 million, or 3.1%, from $32.3 million in the first quarter of 1998. The government services group's expenses were approximately $3.6 million in the first quarter of 1999, representing a decrease of approximately $0.9 million, or 20.0%, from approximately $4.5 million in the first quarter of 1998. The billing and collections operations did not incur physician and other provider services costs and expenses.
     Physician and other provider services costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported approximately $9.0 million of physician and other provider services costs in the first quarter of 1998. HPSE reported approximately $24.7 million of physician and other provider services costs in the first quarter of 1998.
     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $0.4 million, or 5.0%, to $8.4 million in the first quarter of 1999 from $7.9 million in the first quarter of 1998. Medical support services costs and expenses increased as follows:
                            3 months ended March 31,
                     1999     1998    Increase     %
   Ongoing businesses $8.4   $7.9      $0.5     6.3%
   Divested operations 0.0    0.0       0.0       --
                       $8.4   $7.9      $0.5     6.3%

     In the first quarter of 1999, medical support services costs and expenses for the physician contract services group were approximately $1.6 million. This represented a increase of $0.3 million, or 23.1%, from $1.3 million in the first quarter of 1998. The government services group's expenses were approximately $0.4 million in the first quarter of 1999, representing a decrease of approximately $0.3 million, or 42.9%, from approximately $0.7 million in the first quarter of 1998. The billing and collections group's expenses were approximately $6.4 million in the first quarter of 1999 representing an increase of approximately $0.5 million, or 8.5%, from approximately $5.9 million in the first quarter of 1998.
     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses decreased by $4.4 million, or 37.6%, to $7.3 million in the first quarter 1999 from $11.7 million in the first quarter 1998. Selling, general and administrative costs and expenses decreased as follows:
                       3 months ended March 31,
                     1999     1998   (Decrease)    %
   Ongoing businesses $7.3   $7.7     $(0.4)    (5.2)%
   Divested operations 0.0    4.0      (4.0)  (100.0)
                       $7.3  $11.7     $(4.4)   (37.6)%

     In the first quarter of 1999, selling general and administrative costs and expenses for the Physician Contract group were $4.8 million in the first quarter of 1999, this represented a decrease of $0.1 million, or 2.0%, from $4.9 million in the first quarter of 1998. The government services group's expenses were $0.3 million in the first quarter of 1999, this represented a decrease of $0.1 million, or 25.0%, from $0.4 million in the first quarter of 1998. The billing and collections group's expenses were $0.4 million in the first quarter of 1999 representing a decrease of $0.2 million, or 33.3%, from $0.6 million in the first quarter of 1998. Selling, general and administrative costs and expenses for the corporate group were $1.8 million in the first quarter of 1999 and the first quarter of 1998. Approximately $1.3 million related to accounts receivable sales and subservicing programs costs are included in selling, general and administrative costs and expenses for the first quarter of 1999 compared to $1.9 million in the first quarter of 1998.
     Selling, general and administrative costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported approximately $1.1 million of selling, general and administrative costs and expenses in the first quarter 1998. HPSE reported approximately $3.2 million of selling, general and administrative costs and expenses in the first quarter 1998.
     Related party expense, net. Related party expenses, net decreased by $0.3 million, or 75.0%, to $0.1 million in the first quarter 1999 from $0.4 million in the first quarter 1998. The decrease is primarily due to an affiliate of the Company being purchased by an unaffiliated party in May 1998.
     Other income (expense). Other income (expenses) increased by $0.5 million or 32.4%, to $2.4 million in the first quarter of 1999 from $1.9 million in the first quarter of 1998.
     Benefit for income taxes. There was no benefit for income taxes recorded for the first quarter of 1999 or 1998. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company returns to profitability in the future.
     Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $2.3 million in the first quarter of 1999 compared to a net loss of $4.6 million in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash used in operating activities increased by $4.0 million, or 72.7%, for the three months ended March 31, 1999, to $9.5 million as compared to $5.5 million for the three months ended March 31, 1998. The Company's net use of cash to support operating activities resulted primarily from operating losses, increases in accounts receivable, reduction of accounts payable and amounts due to related parties. Net cash used in investing activities decreased by $5.6 million, or 96.7% for the three months ended March 31, 1999, to $.2 million from $5.8 million for the three months ended March 31, 1998. Net cash provided by financing activities increased by $8.8 million, or 275.0%, to $12.0 million for the three months ended March 31, 1999 from $3.2 million for the three months ended March 31, 1998. The increase represented additional funding under the sales and subservcing agreements with various affiliates of National Century Financial Enterprises, Inc. ("NCFE").
The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE, as well as a reduction in cash used in operations. The Company continues to review of all aspects of the business units and implement actions to improve cash flow and profitability. Among the key actions being implemented by the Company are changes in the method of compensating the independent contractor physicians under the Practice Partners Program. The Company also centralized certain administrative tasks and is evaluating ways of expanding its customer base. The primary objectives are to increase cash flow to continue to repay debt, to improve overall financial results and improve the Company's stock price. Until the Company significantly improves cash flows, it will be dependent upon the continued weekly purchases of eligible accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.


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

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits
     None

(b) Reports on Form 8-K
     None









Date: May 17, 1999

                              COASTAL PHYSICIAN GROUP, INC.

                              By:  /S/ Steven M. Scott, M.D.
                                   Steven M. Scott, M.D.
                                   Chairman of the Board of
Directors, President and           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                       Title                    Date

/S/Steven M. Scott, M.D.   Chairman of the Board  May
17,1999              Steven M. Scott, M.D.   Directors,
President and
Chief Executive Officer


/S/W. Randall Dickerson                            Executive
Vice President,      May 17, 1999
  W. Randall Dickerson                             Chief
Financial Officer and Chief
                      Accounting Officer