Form 10-Q
period 1999-06-30
COASTAL PHYSICIAN GROUP INC
filed 1999-08-18
CIK 874787

United States
             Securities and Exchange Commission
                    Washington, DC  20549

                          Form 10-Q



 {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999

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

                                  {X} Yes
                           {  } No
As of July 31, 1999 there were outstanding 37,985,802 shares of common stock, par value $.01 per share.






































              COASTAL  PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets at December 31, 1998 and June 30, 1999 (unaudited)
        Unaudited Consolidated Statements of
        Operations
        Unaudited Consolidated Condensed
        Statements of Cash Flows
        Notes to Consolidated Financial Statements
        (Unaudited)
Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

PART II - OTHER INFORMATION



                         SIGNATURES
















                 COASTAL PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)


                                           June 30,      December
                                             1999        31, 1998
                 Assets                   (unaudited)
Current assets:
 Cash and cash equivalents                       1,663           45
 Trade accounts receivable, net                 27,013       29,216
  Reserves held by NCFE                          5,656        5,400
 Accounts receivable, other                      6,680          686
  Receivables from related party                   348           54
 Prepaid expenses and other current
assets                                          6,052        5,411
      Total current assets                      47,412       40,812
Property and equipment, at cost, less
    accumulated depreciation                    5,693        7,171
Excess of cost over fair value of net
      assets acquired, net                      2,160        2,248
Other assets                                     3,333        4,843
      Total assets                              58,598       55,074

  Liabilities and Shareholders' Equity
               (Deficit)
Current liabilities:
 Current maturities and other short-term
borrowings                                     88,749          433
 Accounts payable                               20,266       22,559
  Payable to related party                         181        1,277
 Accrued physicians fees and medical
costs                                           9,794        9,986
 Accrued expenses                                7,472        7,429
     Total current liabilities                126,462       41,684
Long-term debt, excluding current
maturities                                      2,940       77,109
      Total liabilities                        129,402      118,793
Shareholders' equity (deficit):
  Preferred stock $.01 par value;
      authorized 10,000; issued and



  outstanding 445 and 445, respectively             4            4
  Additional paid-in capital                     2,061        2,061
 Common stock $.01 par value; shares
authorized 100,000; shares issued and
outstanding 37,953 and 37,832,
respectively                                      380          378
 Additional paid-in capital                    176,222      176,197
Common stock warrants                           1,675        1,691
 Retained earnings (accumulated deficit)
                                            (251,146)    (244,050)
      Total shareholders' equity
(deficit)                                    (70,804)     (63,719)
     Total liabilities and  shareholders'
equity (deficit)                               58,598       55,074

  See accompanying notes to consolidated financial statements.


                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                                June 30,
                                           1999          1998

Operating revenue, net                        49,186        78,584

Costs and expenses:

 Physician and other provider services
                                             34,398        63,111
 Medical support services                      8,919         8,447
 Selling, general and administrative           7,451        10,435
  Related party expense, net                     207            59
      Total costs and expenses                50,975        82,052

Operating loss                               (1,789)       (3,468)

Other income (expense):
 Interest expense                            (2,802)       (2,814)
 Interest income                                  16           110
  Other related party expense, net              (90)         (588)
 Other, net                                     (95)           645
      Total other expense                    (2,971)       (2,647)

Loss before income taxes                     (4,760)       (6,115)

Benefit for income taxes                          --            --

Net loss                                     (4,760)       (6,115)

Net loss per share                            (0.13)        (0.16)

Weighted average number of shares
 outstanding                                 37,943        37,665

  See accompanying notes to consolidated financial statements.




                 COASTAL PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                            Six months ended
                                                June 30,
                                           1999          1998

Operating revenue, net                        99,881       166,461

Costs and expenses:

 Physician and other provider services
                                             69,305       133,635
 Medical support services                     17,350        16,372
 Selling, general and administrative          14,701        22,094
  Related party expense, net                     297           487
      Total costs and expenses               101,653       172,588

Operating loss                               (1,772)       (6,127)

Other income (expense):
 Interest expense                            (5,231)       (4,954)
 Interest income                                  79           166
  Other related party expense, net             (204)         (588)
 Other, net                                       32           795
      Total other expense                    (5,324)       (4,581)

Loss before income taxes                     (7,096)      (10,708)

Benefit for income taxes                          --            --

Net loss                                     (7,096)      (10,708)

Net loss per share                            (0.19)        (0.28)

Weighted average number of shares
 outstanding                                 37,888        37,605

  See accompanying notes to consolidated financial statements.



                 COASTAL PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                            Six months ended
                                                June 30,
                                           1999          1998

Net cash used in operating activities       (13,102)       (8,036)

Cash flows from investing activities:
Sales of marketable securities and
investments, net                                 --           322
Purchases of property and equipment, net
                                                562         (932)
 Disposition of subsidiaries, net of
    cash disposed                                --       (5,865)
          Net cash provided by(used
          in) investing activities              562       (6,475)

Cash flows from financing activities:

  Net borrowings on  long-term debt          14,147        10,671
  Proceeds from issuances of preferred
stock                                            --         2,065
 Proceeds from issuances of common
stock                                            11           149
          Net cash provided by
          financing activities               14,158        12,885

                  Net increase (decrease) in
cash and cash equivalents                     1,618       (1,626)

Cash and cash equivalents at beginning
of period                                        45         8,921
Cash and cash equivalents at end of
    period                                    1,663         7,295

Supplemental disclosures of cash flow
      information:
      Cash payments during
    the period for:
             Interest                          5,504         4,562
             Income taxes                        221           124


  See accompanying notes to consolidated financial statements.












































                COASTAL PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

(1) Basis of  Presentation

The accompanying consolidated financial statements of Coastal Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation in accordance with GAAP. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

Reclassifications
Certain reclassifications have been made to the 1998
consolidated financial statements to conform to the 1999 presentation. Such reclassifications had no impact on net loss or shareholders' equity (deficit) as previously reported.

(2) Subsequent Events
Coastal Physician Group, Inc. ("Coastal") acquired the operations of Sterling Healthcare Group, Inc. ("Sterling") in a transaction completed on July 8, 1999. Sterling provided emergency medicine practice management services to approximately 124 hospitals primarily in the southeastern United States. Assets acquired were primarily contracts with hospitals to provide emergency department staffing, contracts with independent contractor physicians to provide medical services to emergency departments and accounts receivable arising from the provision of emergency physician services. Sterling is a wholly owned subsidiary of FPA Medical Management, Inc. ("FPA") headquartered in Miami, Florida. FPA and Sterling were debtors in a jointly administered Chapter 11 Bankruptcy Proceeding in U.S. Bankruptcy Court in the District of Delaware (Case No. 98-1596(PJW)). The assets were acquired pursuant to an Asset Purchase Agreement in accordance with the Modified Second Amended Joint Plan of Reorganization of FPA Medical Management, Inc. and Certain of its Subsidiaries and Affiliates. In connection with this acquisition, Coastal paid approximately $69.3 million and assumed certain current operating liabilities. The transaction will be accounted for by the purchase method of accounting. Financing was provided to Coastal by National Century Financial Enterprises, Inc., of Dublin, Ohio, through a sale of accounts receivables acquired from Sterling.

Effective July 29, 1999, the company changed its name from Coastal Physician Group, Inc. to PhyAmerica Physician Group,
Inc.

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

The components of comprehensive income, net of related tax, for the quarter ended June 30, 1999 and 1998, are as follows:


In thousands of       Three months ended
dollars                     June 30
                        1999      1998
Net loss               $(4,760)  $(6,115)
Unrealized gains
(losses)on securities        --       (5)
Comprehensive Income   $(4,760)  $(6,120)

The components of comprehensive income, net of related tax, for the six months ended June 30, 1999 and 1998, are as follows:

In thousands of        Six months ended
dollars                     June 30
                        1999      1998
Net loss               $(7,096) $(10,708)
Unrealized gains
(losses)on securities        --       (7)
Comprehensive Income   $(7,096) $(10,715)

(4) Segment Information

During the quarters ended June 30, 1999 and 1998, and the six months ended June 30, 1999 and 1998, the Company had four reportable segments: physician contract services, government services, billing and collection services, and divested businesses. The physician contract services group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics physician contract services, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The government services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The billing and collection services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's physician contract services and are also marketed independently to unaffiliated providers. Divested businesses include two health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments.

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


Quarter ended June 30, 1999
                                           Total
(In        Phys.   Gov't  Billing   Dvst   Report.   All
thousands) Cont.   Svcs   and       Seg.   Seg.      Other   Totals
                          Coll.
Revenue
from
external    40,17   4,335     4,656     --    49,168      18   49,186
sources         7

Intersegme
nt             --      --     3,959     --     3,959      --    3,959
revenues
Interest
expense     1,727     846        --     --     2,573     229    2,802
Depreciati
on and
amortizati     94       6       184     --       284      35      319
on
Segment
Profit
(loss)      (3,23   (681)     1,397     25   (2,493)  (2,267  (4,760)
               4)                                          )
Segment
assets      31,65   2,777    10,810  2,371    47,612  10,986   58,598
                4

Quarter ended June 30, 1998
                                           Total
(In        Phys.   Gov't  Billing   Dvst   Report.  All
thousands) Cont.   Svcs   and       Seg.   Seg.     Other     Totals
                          Coll.
Revenue
from
external    40,66   5,407    4,255  28,28    78,612      (28)  78,584
sources         7                       3
Intersegme
nt             --      11    3,252     --     3,263        --   3,263
revenues
Interest
expense     1,609      76       --    113     1,798     1,016   2,814
Depreciati
on and
amortizati    139      15      387    207       748        81     829
on

Segment
profit
(loss)      (1,92   (346)      804  (2,223  (3,686)   (2,429) (6,115)
               1)                        )
Segment
assets, as
of
December    30,78   4,798   11,529  2,585    49,693     5,381  55,074
31, 1998        1




Six months ended June 30, 1999
                                           Total
(In        Phys.   Gov't  Billing   Dvst   Report.  All
thousands) Cont.   Svcs   and       Seg.   Seg.     Other    Totals
                          Coll.
Revenue
from
external    82,14   8,697     9,001    --    99,847      34    99,881
sources         9

Intersegme
nt             --      --     7,503    --     7,503      --     7,503
revenues
Interest
expense     3,369   1,589        --    --     4,958     273     5,231
Depreciati
on and
amortizati    198      15       381     1       595      78       673
on
Segment
Profit
(loss)      (4,10   (1,31     2,487     4   (2,933) (4,163)   (7,096)
               8)      6)
Segment
assets      31,65   2,777    10,810  2,37    47,612  10,986    58,598
                4                       1

Six months ended June 30, 1998
                                            Total
(In        Phys.   Gov't  Billing   Dvst    Report.  All
thousands) Cont.   Svcs   and       Seg.    Seg.     Other    Totals
                          Coll.
Revenue
from
external    81,45   10,96     8,345  65,66  166,432        29  166,46
sources         9       8                0                          1
Intersegme
nt             --      22     6,073     --    6,095        --   6,095
revenues
Interest
expense     3,157     311        --     97    3,565     1,389   4,954
Depreciati
on and
amortizati    326      32       805    416    1,579       221   1,800
on

Segment
profit
(loss)      (3,79   (590)     1,066  (2,38  (5,701)   (5,007)  (10,70
               0)                       7)                         8)
Segment
assets, as
of
December    30,78   4,798    11,529  2,585   49,693     5,381  55,074
31, 1998        1


(5) Recently Issued Accounting Pronouncements

Effective for fiscal quarters and fiscal years beginning after June 15, 2000, the Company will be required to adopt
Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging
Activities" ("SFAS 133"). SFAS 133 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company does not believe that this pronouncement will have a material impact on its financial position or results of operations.

                COASTAL PHYSICIAN GROUP, INC.
           Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1999 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 1998.
     During 1998, the Company completed its divestiture strategy. This will allow the Company to focus its future operations on the core businesses of emergency medicine practice management, government services and medical billing and collections. The Company refers to these businesses as its core businesses. The last step in completing the divestiture strategy was the sale of two remaining HMOs. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and Healthplan Southeast ("HPSE") in October 1998. The Company sold Better Health Plan ("BHP") in August 1997 which continues to have some wrap-up operations activity. During 1997, the Company also sold the last of its clinic operations. The Company refers to the HMO and clinic operations and some smaller related businesses as the divested businesses.
Operating Revenue, Net. Net operating revenue in the second quarter of 1999 was $49.2 million, representing a decrease of $29.4 million, or 37.4%, from operating revenues of $78.6 million in the second quarter of 1998. The changes in operating revenue among the various businesses were as follows:
                             3 Months ended June 30
                                      Increase
                     1999     1998   (Decrease)    %
   Ongoing businesses $49.2   $50.3 $(1.1)   (2.2)%
   Divested operations  0.0    28.3  (28.3) (100.0)
                       $49.2   $78.6 $(29.4)  (37.4)%

     In the second quarter of 1999, the physician contract services business generated approximately $40.2 in revenue, which was an decrease of approximately $0.5 million, or 1.2%, from approximately $40.7 million of revenue in the second quarter of 1998. Revenue for the billing and collections operations was $4.7 million for the second quarter of 1999, which was an increase of approximately $0.5 million, or 11.9%, from $4.2 million in the second quarter of 1998 due to growth in the billing contracts and fees. Revenue of the billing and collections operations excludes intersegment revenue of approximately $4.0 million in the second quarter of 1999 and approximately $3.3 million in the second quarter of 1998 representing fees billed to the physician contract services business. The government services group accounted for approximately $4.3 million in the second quarter of 1999, which was a decline of approximately $1.1 million, or 20.4%, from $5.4 million in the second quarter of 1998. There were minimal increases in other miscellaneous revenue during the second quarter of 1999 compared to the same period for 1998.
     There was no revenue from the HMOs for the second quarter of 1999. DHP, which was sold in March 1998, generated no revenue in the second quarter of 1998. HPSE, which was sold in October 1998, generated revenue in the second quarter of 1998 of approximately $28.3 million. Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $28.7 million, or 45.5%, to approximately $34.4 million in the second quarter of 1999 from approximately $63.1 million in the second quarter of 1998. Physician and other provider services costs and expenses decreased as follows:
                    3 months ended June 30,
                     1999     1998   (Decrease)    %
   Ongoing businesses $34.4  $36.2     $(1.8)    (5.0)%
   Divested operations  0.0   26.9     (26.9)  (100.0)
                       $34.4  $63.1   $(28.7)   (45.5)%

     These expenses for the ongoing businesses decreased because of overall lower expenses of contracts in the physician contract services business. In the second quarter of 1999, physician and other provider services costs and expenses for the physician contract services group were approximately $30.9 million. This represented a decrease of $0.8 million, or 2.5%, from $31.7 million in the second quarter of 1998. The government services group's expenses were approximately $3.5 million in the second quarter of 1999, representing a decrease of approximately $1.0 million, or 22.2%, from approximately $4.5 million in the second quarter of 1998. The billing and collections operations did not incur physician and other provider services costs and expenses.
     Physician and other provider services costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported no expense for physician and other provider services costs in the second quarter of 1998. HPSE reported approximately $26.9 million of physician and other provider services costs in the second quarter of 1998.
     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $0.5 million, or 6.0%, to $8.9 million in the second quarter of 1999 from $8.4 million in the second quarter of 1998. Medical support services costs and expenses increased as follows:
                             3 months ended June 30,
                     1999     1998    Increase     %
   Ongoing businesses $8.9   $8.2      $0.7     8.5%
   Divested operations 0.0    0.2      (0.2)  (100.0)
                       $8.9    $8.4      $0.5     6.0%

     In the second quarter of 1999, medical support services costs and expenses for the physician contract services group were approximately $1.7 million. This represented an increase of $0.4 million, or 30.8%, from $1.3 million in the second quarter of 1998. The government services group's expenses were approximately $0.5 million in the second quarter of 1999, representing a decrease of approximately $0.1 million, or 16.7%, from approximately $0.6 million in the second quarter of 1998. The billing and collections group's expenses were approximately $6.7 million in the second quarter of 1999 representing an increase of approximately $0.4 million, or 6.3%, from approximately $6.3 million in the second quarter of 1998.
     The HMOs reported approximately $0.2 million of medical support services costs and expenses in the second quarter of 1998.

     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses decreased by $2.9 million, or 27.9%, to $7.5 million in the second quarter 1999 from $10.4 million in the second quarter 1998. Selling, general and administrative costs and expenses decreased as follows:
                        3 months ended June 30,
                     1999     1998   (Decrease)    %
   Ongoing businesses $7.4   $7.2     $ 0.2    2.8%
   Divested operations 0.1    3.2      (3.1)  (96.9)
                       $7.5  $10.4     $(2.9)   (27.9)%

     In the second quarter of 1999, selling general and administrative costs and expenses for the physician contract group were $5.5 million in the second quarter of 1999, this represented a increase of $0.6 million, or 12.2%, from $4.9 million in the second quarter of 1998. The government services group's expenses were $0.1 million in the second quarter of 1999, this represented a decrease of $0.4 million, or 80.0%, from $0.5 million in the second quarter of 1998. The billing and collections group's expenses were $0.5 million in the second quarter of 1999 representing a increase of $0.1 million, or 25.0%, from $0.4 million in the second quarter of 1998. Selling, general and administrative costs and expenses for the corporate group were $1.3 million in the second quarter of 1999, this represented a decrease of $0.1 million, or 7.1%, from $1.4 in the second quarter of 1998. Approximately $1.8 million related to accounts receivable sales and subservicing programs costs are included in selling, general and administrative costs and expenses for the second quarter of 1999 compared to $0.3 million in the second quarter of 1998.
     Selling, general and administrative costs and expenses of the HMOs declined because the Company sold those businesses during 1998. There were $0.1 million in selling, general and administrative costs and expenses, in the second quarter of 1999, related to wrap-up operations activity for BHP. DHP reported no selling, general and administrative costs and expenses in the second quarter 1998. HPSE reported approximately $3.2 million of selling, general and administrative costs and expenses in the second quarter 1998.
     Related party expense, net. Related party expense, net increased by $0.14 million, or 233.3%, to $0.2 million in the second quarter 1999 from $0.06 million in the second quarter 1998. The increase is primarily related to accounts payable with affiliates, as well as, lease payments to a related party .
     Other income (expense). Other income (expense) increased by $0.3 million, or 11.1%, to $3.0 million in the second quarter of 1999 from $2.7 million in the second quarter of 1998.
     Benefit for income taxes. There was no benefit for income taxes recorded for the second quarter of 1999 or 1998. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company returns to profitability in the future.
     Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $4.8 million in the second quarter of 1999 compared to a net loss of $6.1 million in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 1998.
Operating Revenue, Net. Net operating revenue for the six months ended June 30, 1999 was $99.9 million, representing a decrease of $66.6 million, or 40.0%, from operating revenues of $166.5 million for the six months ended June 30, 1998. The changes in operating revenue among the various businesses were as follows:
                             6 Months ended June 30
                                      Increase
                     1999     1998   (Decrease)    %
   Ongoing businesses $99.9   $100.8 $(0.9)    (0.9)%
   Divested operations  0.0     65.7  (65.7) (100.0)
                       $99.9   $166.5 $(66.6)  (40.0)%

     For the six months June 30, 1999, the physician contract services business generated approximately $82.1 in revenue, which was an increase of approximately $0.6 million, or 0.7%, from approximately $81.5 million of revenue for the six months ended June 30, 1998. Revenue for the billing and collections operations was $9.0 million for the six months ended June 30, 1999, which was an increase of approximately $0.7 million, or 8.4%, from $8.3 million for the six months ended June 30, 1998 due to growth in the billing contracts and fees. Revenue of the billing and collections operations excludes intersegment revenue of approximately $7.5 million for the six months ended June 30, 1999 and approximately $6.1 million for the six months ended June 30, 1998 representing fees billed to the physician contract services business. The government services group accounted for approximately $8.7 million for the six months ended June 30, 1999, which was a decline of approximately $2.3 million, or 20.9%, from $11.0 million for the six months ended June 30, 1998. The decrease in revenue for the government services group was directly related to contract terminations. There were minimal increases, of approximately $0.1 million, in other miscellaneous revenue during the six months ended June 30, 1999 compared to the same period for 1998.
     There was no revenue from the HMOs for the six months ended June 30, 1999. DHP, which was sold in March 1998, generated revenue of approximately $10.0 million for the six months ended June 30, 1998. HPSE, which was sold in October 1998, generated revenue of approximately $55.7 million for the six months ended June 30, 1998.
Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $64.3 million, or 48.1%, to approximately $69.3 million for the six months ended June 30, 1999 from approximately $133.6 million for the six months ended June 30, 1998. Physician and other provider services costs and expenses decreased as follows:
                    6 months ended June 30,
                     1999     1998   (Decrease)    %
   Ongoing businesses $69.3  $73.0     $(3.7)    (5.1)%
   Divested operations  0.0   60.6     (60.6)  (100.0)
                       $69.3  $133.6  $(64.3)   (48.1)%

     These expenses for the ongoing businesses decreased because of overall lower expenses of contracts in the physician contract services business. For the six months ended June 30, 1999, physician and other provider services costs and expenses for the physician contract services group were approximately $62.2 million. This represented a decrease of $1.8 million, or 2.8%, from $64.0 million for the six months ended June 30, 1998. The government services group's expenses were approximately $7.1 million for the six months ended June 30, 1999, representing a decrease of approximately $1.9 million, or 21.1%, from approximately $9.0 million for the six months ended June 30,1998. The decrease in physician and other provider services costs and expenses for the government services group was directly related to contract terminations. The billing and collections operations did not incur physician and other provider services costs and expenses.
     Physician and other provider services costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported approximately $9.0 million of physician and other provider services costs for the six months ended June 30, 1998. HPSE reported approximately $51.6 million of physician and other provider services costs for the six months ended June 30, 1998.
     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $1.0 million, or 6.1%, to $17.4 million for the six months ended June 30, 1999 from $16.4 million for the six months ended June 30, 1998. Medical support services costs and expenses increased as follows:
                             6 months ended June 30,
                     1999     1998    Increase     %
   Ongoing businesses $17.4   $16.1    $1.3     8.1%
   Divested operations 0.0     0.3     (0.3)   (100.0)
                       $17.4   $16.4    $1.0     6.1%

     For the six months ended June 30, 1999, medical support services costs and expenses for the physician contract services group were approximately $3.3 million. This represented a increase of $0.7 million, or 27.0%, from $2.6 million for the six months ended June 30, 1998. The government services group's expenses were approximately $0.9 million for the six months ended June 30, 1999, representing a decrease of approximately $0.4 million, or 30.8%, from approximately $1.3 million for the six months ended June 30, 1998. The decrease in medical support services costs and expenses for the government services group was directly related to contract terminations. The billing and The billing and collections group's expenses were approximately $13.2 million for the six months ended June 30, 1999 representing an increase of approximately $1.0 million, or 8.2%, from approximately $12.2 million for the six months ended June 30, 1998.
     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses decreased by $7.4 million, or 33.5%, to $14.7 million for the six months ended June 30, 1999 from $22.1 million for the six months ended June 30, 1998. Selling, general and administrative costs and expenses decreased as follows:
                        6 months ended June 30,
                     1999     1998   (Decrease)    %
   Ongoing businesses $14.7  $15.1    $(0.4)   (2.6)%
   Divested operations  0.0    7.0     (7.0)  (100.0)
                       $14.7  $22.1    $(7.4)   (33.5)%

     For the six months ended June 30, 1999, selling general and administrative costs and expenses for the physician contract group were $10.3 million for the six months ended June 30, 1999, this represented a increase of $0.5 million, or 5.1%, from $9.8 million for the six months ended June 30, 1998. The government services group's expenses were $0.4 million for the six months ended June 30, 1999, this represented a decrease of $0.5 million, or 55.6%, from $0.9 million for the six months ended June 30, 1998. The billing and collections group's expenses were $0.9 million for the six months ended June 30, 1999 representing a decrease of $0.2 million, or 18.2%, from $1.1 million for the six months ended June 30, 1998. Selling, general and administrative costs and expenses for the corporate group were $3.1 million for the six months ended June 30, 1999, this represented a decrease of $0.2 million, or 6.1%, from $3.3 for the six months ended June 30, 1998. Approximately $3.1 million related to accounts receivable sales and subservicing programs costs are included in selling, general and administrative costs and expenses for the six months ended June 30, 1999 compared to $2.2 million for the six months ended June 30, 1998.
     Selling, general and administrative costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported approximately $1.1 million of selling, general and administrative costs for the six months ended June 30, 1998. HPSE reported approximately $6.4 million of selling, general and administrative costs and expenses for the six months ended June 30, 1998. Additionally, there were minimal decreases of $.5 million, in selling, general and administrative costs and expenses for the six months ended June 30, 1998, related to the HMOs.
     Related party expense, net. Related party expense, net decreased by $0.20 million, or 40.0%, to $0.30 million for the six months ended June 30, 1999 from $0.50 million for the six months ended June 30, 1998. The decrease is primarily due payments made to an affiliate of the Company.
     Other income (expense). Other income (expense) increased by $0.7 million or 15.2%, to $5.3 million for the six months ended June 30, 1999 from $4.6 million for the six months ended June 30, 1998.
     Benefit for income taxes. There was no benefit for income taxes recorded for the six months ended June 30, 1999 or 1998. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company returns to profitability in the future.
     Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $7.1 million for the six months ended June 30, 1999 compared to a net loss of $10.7 million for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash used in operating activities increased by $5.1 million, or 63.8%, for the six months ended June 30, 1999, to $13.1 million as compared to $8.0 million for the six months ended June 30, 1998. The Company's net use of cash to support operating activities resulted primarily from operating losses, increases in accounts receivable, reduction of accounts payable and amounts due to related parties. Net cash provided by investing activities increased by $7.1 million, or 109.2% for the six months ended June 30, 1999, to $0.6 million from $6.5 million used in investing activities, for the six months ended June 30, 1998. Net cash provided by financing activities increased by $1.3 million, or 10.1%, to $14.2 million for the six months ended June 30, 1999 from $12.9 million for the six months ended June 30, 1998. The increase represented additional funding under the sales and subservcing agreements with various affiliates of National Century Financial Enterprises, Inc. ("NCFE").
     On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with various subsidiaries of NCFE. The Sale Agreements, as amended, provide for accounts receivable purchase commitments totaling $165 million for the purchase of the Company's healthcare receivables with recourse from third party payors that meet specified eligibility requirements. Certain Sale Agreements create facilities for the purchase of up to $50 million of receivables and terminate on June 1, 2000. The remaining availability for purchases on those facilities is approximately $20 million as of June 30, 1999. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. The remaining availability for purchases on this facility is approximately $38 million as of June 30, 1999. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.94% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables.
     Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $32.5 million through July 1, 2000. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The line of credit is secured by substantially all of the Company's assets, including pledges of the common stock of each of its subsidiaries.
     The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. During the next twelve months the Company intends to renegotiate, restructure or refinance its agreement with NCFE or other lenders. The Company continues to review all aspects of the business units and implement actions to improve cash flow and profitability. Among the key actions being implemented by the Company are changes in the method of compensating the independent contractor physicians under the Practice Partners Program. The Company also centralized certain administrative tasks and is evaluating ways of expanding its customer base. The primary objectives are to increase cash flow to continue to repay debt, to improve overall financial results and improve the Company's stock price. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity which would cause the Company to increase its reliance on financing under the revolving line of credit provided by an affiliate of NCFE. Until the Company significantly improves cash flow, it will be dependent upon the continued weekly purchases of eligible accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.

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









Date: August 18, 1999

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

Name                       Title                    Date

/S/Steven M. Scott, M.D.   Chairman of the Board
August 18,1999       Steven M. Scott, M.D.   Directors,
President and
Chief Executive Officer


/S/W. Randall Dickerson                            Executive
Vice President,    August 18, 1999
  W. Randall Dickerson                             Chief
Financial Officer and Chief
                      Accounting Officer