Form 10-Q
period 1999-09-30
PHYAMERICA PHYSICIAN GROUP INC
filed 1999-11-22
CIK 874787

United States
             Securities and Exchange Commission
                    Washington, DC  20549

                          Form 10-Q


 {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1999

                             OR

 {   }     Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

         For the transition period from           to


              Commission File Number 001-13460

              PhyAmerica Physician Group, Inc.
   (Exact name of registrant as specified in its charter)

        Delaware
56-1379244
      (State or other jurisdiction of
(IRS Employer
       incorporation or organization)
Identification No.)

2828 Croasdaile Drive, Durham, NC
27705
             (Address of principal executive offices)
                         (Zip Code)
                       (919) 383-0355
     (Registrant's telephone number including area code)

                Coastal Physician Group, Inc.
   (Former name, former address and former fiscal year, if
                 changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    {X}Yes       {  } No
  As of October 31, 1999 there were outstanding 38,049,061 shares of common stock, par value $.01 per share.

             PHYAMERICA  PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
             Consolidated Balance Sheets at December 31,
1998 and September 30, 1999
     (unaudited)
     Unaudited Consolidated Statements of Operations
     Unaudited Consolidated Condensed Statements of Cash
Flows
     Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

PART II - OTHER INFORMATION
SIGNATURES

                PHYAMERICA PHYSICIAN GROUP, INC.
                  Consolidated Balance Sheets
             (In thousands, except per share data)
                                           September     December
                                              30,        31, 1998
                                             1999
                 Assets                   (unaudited)
Current assets:
 Cash and cash equivalents                 $             $
                                          1,046         45
     Trade accounts receivable, net             36,464       29,216
     Reserves held by NCFE                      14,317        5,400
 Accounts receivable, other                      1,935          686
     Receivables from related party                609           54
 Prepaid expenses and other current             10,198        5,411
assets
      Total current assets                      64,569       40,812
Property and equipment, at cost, less            6,828        7,171
accumulated depreciation
Excess of cost over fair value of net           21,487        2,248
assets acquired, net
Other assets                                     5,775        4,843
      Total assets                         $             $
                                          98,659        55,074

  Liabilities and Shareholders' Equity
               (Deficit)
Current liabilities:
 Current maturities and other short-term   $             $
borrowings                                85,715        433
 Accounts payable                               27,388       22,559
      Payable to related party                      56        1,277
 Accrued physicians fees and medical            18,773        9,986
costs
 Accrued expenses                                8,601        7,429
     Total current liabilities                140,533       41,684
Long-term debt, excluding current               44,080       77,109
maturities
      Total liabilities                        184,613      118,793

Shareholders' equity (deficit):
  Preferred stock $.01 par value;
authorized 10,000; issued and
     outstanding 445 and 445,             $             $
respectively                              4             4
 Additional paid-in capital                      2,061        2,061
 Common stock $.01 par value; shares
authorized 100,000; shares issued and             380          378
outstanding 38,049 and 37,832,
respectively
 Additional paid-in capital                    176,247      176,197
 Common stock warrants                          1,675        1,691
 Retained earnings (accumulated deficit)     (266,321)    (244,050)
     Total shareholders' equity (deficit)
                                           (85,954)       (63,719)
     Total liabilities and  shareholders'  $             $
equity (deficit)                          98,659        55,074

  See accompanying notes to consolidated financial statements.


                PHYAMERICA PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                           Three months ended
                                              September 30,
                                           1999          1998

Operating revenue, net                   $             $
                                        80,032        79,338

Costs and expenses:

 Physician and other provider services        66,835        63,359
 Medical support services                      8,631         8,520
 Selling, general and administrative          11,959         7,672
     Related party expense, net                  746           134
      Total costs and expenses                88,171        79,685

Operating loss                               (8,139)         (347)

Other income (expense):
 Interest expense                            (4,125)       (2,708)
 Interest income                                  45           619
     Other related party expense, net           (52)            --
 Other, net                                  (2,904)           (9)
      Total other expense                    (7,036)       (2,098)

Loss before income taxes                    (15,175)       (2,445)

Benefit for income taxes                          --            --

Net loss                                 $             $
                                        (15,175)      (2,445)

Net loss per share                       $             $
                                        (0.40)        (0.06)

Weighted average number of shares
 outstanding                                  37,989        37,700

  See accompanying notes to consolidated financial statements.



                PHYAMERICA PHYSICIAN GROUP, INC.
        Unaudited Consolidated Statements of Operations
             (In thousands, except per share data)

                                            Nine months ended
                                              September 30,
                                           1999          1998

Operating revenue, net                             $             $
                                            179,913       245,799

Costs and expenses:

 Physician and other provider services       136,140       196,994
 Medical support services                     25,981        24,892
 Selling, general and administrative          26,660        29,766
     Related party expense, net                1,043           621
      Total costs and expenses               189,824       252,273

Operating loss                               (9,911)       (6,474)

Other income (expense):
 Interest expense                            (9,356)       (7,662)
 Interest income                                 124           785
     Other related party expense, net          (256)         (588)
 Other, net                                  (2,872)           786
      Total other expense                   (12,360)       (6,679)

Loss before income taxes                    (22,271)      (13,153)

Benefit for income taxes                          --            --

Net loss                                           $             $
                                           (22,271)      (13,153)

Net loss per share                                 $             $
                                             (0.59)        (0.35)

Weighted average number of shares
 outstanding                                  37,921        37,637

  See accompanying notes to consolidated financial statements.


                PHYAMERICA PHYSICIAN GROUP, INC.
   Unaudited Consolidated Condensed Statements of Cash Flows
                         (In thousands)

                                            Nine months ended
                                              September 30,
                                           1999          1998

Net cash used in operating activities    $             $
                                        (30,645)      (12,154)

Cash flows from investing activities:
Sales of marketable securities and                 --           930
investments, net
Sales (purchases) of property and                   99         (991)
equipment, net
Acquisition of subsidiaries, net of cash      (20,392)            --
acquired
 Disposition of subsidiaries, net of              --       (5,957)
cash disposed
        Net cash provided by(used in)      (20,293)       (6,018)
investing activities

Cash flows from financing activities:
    Net borrowings on  long-term debt         51,903
                                                           14,261
    Proceeds from issuances of                    --         2,065
preferred stock
    Proceeds from issuances of common             36           378
stock
   Net cash provided by financing             51,939        16,704
activities

        Net increase (decrease) in cash and             1,001       (1,468)
cash equivalents

Cash and cash equivalents at beginning            45         8,921
of period
Cash and cash equivalents at end of      $             $
Period                                  1,046         7,453

Supplemental disclosures of cash flow
information:
      Cash payments during the period
for:
             Interest                    $             $
                                        9,767         7,655
             Income taxes                $             $
                                        421           212

  See accompanying notes to consolidated financial statements.


              PHYAMERICA PHYSICIAN GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

(1) Basis of  Presentation

The accompanying consolidated financial statements of PhyAmerica Physician Group, Inc., formerly Coastal Physician Group, Inc., (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation in accordance with GAAP. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

Reclassifications
Certain reclassifications have been made to the 1998
consolidated financial statements to conform to the 1999 presentation. Such reclassifications had no impact on net loss or shareholders' equity (deficit) as previously reported.

(2) Acquisitions

The Company acquired the operations of Sterling Healthcare Group, Inc. ("Sterling") in a transaction completed on July 8, 1999. Sterling Healthcare Group, Inc., was an emergency physician practice management company which provided a broad range of health care and administrative services to physicians, hospitals, government agencies and other health care organizations. Such services consisted primarily of recruiting physicians and contracting their services to provide staffing to hospital and government facility clients. In addition, Sterling assisted its hospital clients in such areas as physician scheduling, operational support, quality assurance and departmental accreditation and provided such administrative services as billing and record keeping with regard to reimbursement. Sterling also owned and operated two primary care offices. Sterling was a wholly owned subsidiary of FPA Medical Management, Inc. ("FPA") headquartered in Miami, Florida. FPA and Sterling were debtors in a jointly administered Chapter 11 Bankruptcy Proceeding in U.S. Bankruptcy Court in the District of Delaware (Case No. 98-1596(PJW)). The assets were acquired pursuant to an Asset Purchase Agreement in accordance with the Modified Second Amended Joint Plan of Reorganization of FPA Medical Management, Inc. and Certain of its Subsidiaries and Affiliates. In connection with this acquisition, the Company paid approximately $69.3 million and assumed certain current operating liabilities. The transaction was accounted for by the purchase method of accounting. In accordance with the purchase method of accounting the Company recorded goodwill of approximately $20.4 million, and amortization expense of approximately $1.0 million is included in selling general and administrative costs for the third quarter of 1999. The amortization period for the goodwill recorded is 5 years. Financing was provided to the Company by National Century Financial Enterprises, Inc., of Dublin, Ohio, through a sale of accounts receivables acquired from Sterling.


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

The components of comprehensive income, net of related tax, for the three and nine-month periods ended September 30, 1999 and 1998, are as follows:


In thousands of       Three months ended    Nine months ended
dollars                  September 30          September 30
                        1999      1998       1999       1998
Net loss               $(15,175  $(2,445)  $(22,271)  $(13,153)
                              )
Unrealized gains on          --        80         --         73
securities
Comprehensive Income   $(15,175  $(2,365)  $(22,271)  $(13,080)
                              )



(4) Segment Information

During the quarters ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998, the Company had four reportable segments: physician contract services, government services, billing and collection services, and divested businesses. The physician contract services group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics physician contract services, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The operations of Sterling are reported as a component of the physician contract services group. The government services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The billing and collection services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's physician contract services and are also marketed independently to unaffiliated providers. Divested businesses include two health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments.

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

Quarter ended September 30, 1999
                             Billing       Total
               PhysicianGov't  and Divested Reportable   All
(In Thousands)ContractingServices CollectionsSegmentsSegments    Other
Totals
Revenue from external sources$70,743$4,542$4,744   $-        $80,029        $3
$80,032
Intersegment revenues -     - 3,930     -   3,930   -        3,930
Interest expense(3,213) (906)     -     -(4,119)  (6)       (4,125)
Depreciation and amortization 1,322     6    160    -  1,488       33
1,521
Segment profit (loss)(12,207) (608) 1,211   (47)
(11,651)        (3,524)     (15,175)
Segment assets
        at September 30, 1999$76,063$2,833$11,030$2,479$92,405    $6,254
$98,659

Quarter ended September 30, 1998
                              Billing      Total
               PhysicianGov't   andDivested Reportable   All
(In Thousands)ContractingServicesCollectionsSegmentsSegments     Other
Totals
Revenue from external sources$42,867$4,928$4,291$27,234$79,320   $18  $79,338
Intersegment revenues -    11  3,377     -  3,388   -  3,388
Interest expense(1,261) (982)      -  (17)(2,260)(448)(2,708)
Depreciation and amortization    119    12   177  135    443     57   500
Segment profit (loss)(1,705)(456)654(1,082)(2,589)144(2,445)
Segment assets
  at December 31, 1998$30,781 $4,798$11,529$2,585$49,693$5,381   $55,074

Nine Months Ended September 30, 1999
                             Billing       Total
               PhysicianGov't  and Divested Reportable   All
(In Thousands)ContractingServices CollectionsSegmentsSegments    Other
Totals
Revenue from external sources$152,930$13,239$13,744$-$179,913    $-   $179,913
Intersegment revenues -     -11,433     -   11,433  - 11,433
Interest expense(6,583)(2,494)    -     -(9,077)(279)(9,356)
Depreciation and amortization 1,520    22    540    2  2,084     112  2,196
Segment profit (loss)(16,317)(1,924)3,698   (43)(14,586)    (7,685)   (22,271)
Segment assets
        at September  30, 1999  $  76,063       $2,833
$11,030      $2,479        $92,405    $6,254   $98,659

Nine Months Ended September 30, 1998
                              Billing      Total
               PhysicianGov't   andDivested Reportable   All
(In Thousands)ContractingServicesCollectionsSegmentsSegments     Other
Totals
Revenue from external sources$124,294$15,928$12,635$92,895$245,752    $47
$245,799
Intersegment revenues -    32  9,450     -  9,482   -  9,482
Interest expense(4,419)(1,293)     - (113)(5,825)(1,837)(7,662)
Depreciation and amortization    445    44 1,127  550  2,166     278  2,444
Segment profit (loss)(5,494)(1,046)1,719(3,468)(8,289)(4,864)    (13,153)
Segment assets
  at December 31, 1998$30,781 $4,798$11,529$2,585$49,693$5,381   $55,074



(5) Recently Issued Accounting Pronouncements

Effective for all fiscal quarters of fiscal years beginning after June 15, 2000, the Company will be required to adopt
Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging
Activities" ("SFAS 133"). SFAS 133 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company does not believe that this pronouncement will have a material impact on its financial position or results of operations.
(6) Legal Settlements

On August 30, 1999, the Company received an Arbitration Interim Decision and Award in the arbitration between the Company and Jacque J. Sokolov, M.D. who previously served as Chairman of the Company and President of Advanced Health Plans, Inc. The Company filed an action in federal court contesting certain legal findings by the arbitrator that the Company believes are erroneous under North Carolina law, and seeking a reduction in the award granted by the arbitrator. The ultimate outcome of the arbitration and the Company's legal challenge to that action is not determinable at this time. In addition, the Company entered into an agreement settling other outstanding litigation matters, primarily involving employment related claims. The Company has provided approximately $2.24 million in the accompanying financial statements included in Other Nonoperating Expenses for the quarter ended September 30, 1999.


In October and November 1996, three cases styled Ortiz v.
Coastal Physician Services of Broward County, Inc., et al.,
Higgins v. Coastal Emergency Services of Ft. Lauderdale,
Inc. et al., and Dukenik v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al. were filed in the Circuit Court for Palm Beach County, Florida seeking damages for alleged violations of Section 559.79 of the Florida Consumer
Collection Practices Act as a result of invoices mailed for medical services rendered by contracted physicians. The invoices contained language indicating various actions that might be pursued in the event of non-payment, including references to the Attorney General. Plaintiffs sought to have the matter certified as a class action. On October 28, 1999, the trial court denied plaintiffs' motion for class certification, leaving claims of the three individual plaintiffs for $500 in statutory damages plus reasonable attorneys' fees as awarded by the Court. The order of the trial court denying class certification is subject to interlocutory appeal. The Company believes that it has several defenses to the lawsuit and intends to continue to vigorously defend the action but at this stage of the litigation, the exposure to the Company cannot be determined.

              PHYAMERICA PHYSICIAN GROUP, INC.
           Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1998.
     The Company acquired the operations of Sterling Healthcare Group, Inc. in a transaction completed on July 8, 1999. The Company accounted for the acquisition of certain assets and assumption of certain liabilities of Sterling by the purchase method of accounting. Therefore the results of operations for Sterling will be the same for the quarter and nine months ended September 30, 1999. In accordance with the purchase method of accounting, the quarter and nine months ended September 30, 1998 does not included results of operations for Sterling.
During 1998, the Company completed its divestiture strategy. This will allow the Company to focus its future operations on the core businesses of emergency medicine practice management, government services and medical billing and collections. The Company refers to these businesses as its core businesses. The last step in completing the divestiture strategy was the sale of two remaining HMOs. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and Healthplan Southeast ("HPSE") in October 1998. The Company sold Better Health Plan ("BHP") in August 1997 which continues to have some wrap-up operations activity. During 1997, the Company also sold the last of its clinic operations. The Company refers to the HMO and clinic operations and some smaller related businesses as the divested businesses.
     Operating Revenue, Net. Net operating revenue in the third quarter of 1999 was $80.0 million, representing an increase of $0.7million, or 0.9%, from operating revenues of $79.3 million in the third quarter of 1998. The changes in operating revenue among the various businesses were as follows:
                                               3 Months
ended September 30
                     1999     1998   (Increase)    %
   Ongoing businesses          $80.0             $52.1
$27.9            53.6%
   Divested operations  0.0    27.2   (27.2)
(100.0)
                       $80.0             $79.3
$0.7                 0.9%

     In the third quarter of 1999, the physician contract services business generated approximately $70.8 in revenue, which was an increase of approximately $27.9 million, or 65.0%, from approximately $42.9 million of revenue in the third quarter of 1998. Sterling accounted for $31.4 million of revenue for the third quarter of 1999. The decrease in revenue for the remainder of the physician contract services business is related to terminated contracts. Revenue for the billing and collections operations was $4.7 million for the third quarter of 1999, which was an increase of approximately $0.4 million, or 9.3%, from $4.3 million in the third quarter of 1998 due to growth in the billing contracts and fees. Revenue of the billing and collections operations excludes intersegment revenue of approximately $3.9 million in the third quarter of 1999 and approximately $3.4 million in the third quarter of 1998 representing fees billed to the physician contract services business. The government services group accounted for approximately $4.5 million in the third quarter of 1999, which was a decline of approximately $0.4 million, or 8.2%, from $4.9 million in the third quarter of 1998. There were minimal decreases in other miscellaneous revenue during the third quarter of 1999 compared to the same period for 1998.
     There was no revenue from the HMOs for the third quarter of 1999. DHP, which was sold in March 1998, generated no revenue in the third quarter of 1998. HPSE, which was sold in October 1998, generated revenue in the third quarter of 1998 of approximately $27.2 million. Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $3.4 million, or 5.4%, to approximately $66.8 million in the third quarter of 1999 from approximately $63.4 million in the third quarter of 1998. Physician and other provider services costs and expenses increased as follows:
                    3 months ended September 30,
                     1999     1998    Increase     %
    Ongoing  businesses           $66.8     $36.9      $29.9
81.0%
      Divested    operations     0.0      26.5        (26.5)
(100.0)
                       $66.8  $63.4      $3.4      5.4%

     These expenses for the ongoing businesses increased because of overall lower expenses of contracts in the physician contract services business. In the third quarter of 1999, physician and other provider services costs and expenses for the physician contract services group were approximately $63.2 million. This represented an increase of $30.4 million, or 92.7%, from $32.8 million in the third quarter of 1998. Sterling accounted for $31.9 million of the increase in physician and other provider services costs and expenses for the physician contract services business in the third quarter of 1999. The government services group's expenses were approximately $3.6 million in the third quarter of 1999, representing a decrease of approximately $0.5 million, or 13.9%, from approximately $4.1 million in the third quarter of 1998. The billing and collections operations did not incur physician and other provider services costs and expenses.
     Physician and other provider services costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported no expense for physician and other provider services costs in the third quarter of 1998. HPSE reported approximately $26.5 million of physician and other provider services costs in the third quarter of 1998.
     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $0.1 million, or 1.2%, to $8.6 million in the third quarter of 1999 from $8.5 million in the third quarter of 1998. Medical support services costs and expenses increased as follows:



                    3 months ended September  30,
                     1999     1998    Increase     %
   Ongoing businesses $8.6 $8.5      $0.1          1.2%
   Divested operations 0.0    0.0     (0.0)           (0.0)
                       $8.6    $8.5     $0.1       1.2%

     In the third quarter of 1999, medical support services costs and expenses for the physician contract services group were approximately $1.1 million. This represented a decrease of $0.4 million, or 26.7%, from $1.5 million in the third quarter of 1998. Sterling accounted for $0.6 million of the medical support services costs and expenses for the physician contract services group in the third quarter of 1999. The government services group's expenses were approximately $0.5 million in the third quarter of 1999 and 1998. The billing and collections group's expenses were approximately $7.0 million in the third quarter of 1999 representing an increase of approximately $0.5 million, or 7.7%, from approximately $6.5 million in the third quarter of 1998.

     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $4.3 million, or 55.8%, to $12.0 million in the third quarter 1999 from $7.7 million in the third quarter 1998. Selling, general and administrative costs and expenses increased as follows:
                   3 months ended September 30,
                     1999     1998    Increase     %
   Ongoing businesses           $12.0              $5.4
$ 6.6              122.2%
   Divested operations              0.0                 2.3
(2.3)          (100.0)
                       $12.0  $7.7                  $4.3
55.8%

     In the third quarter of 1999, selling general and administrative costs and expenses for the physician contract group were $10.3, this represented an increase of $4.3 million, or 71.7%, from $6.0 million in the third quarter of 1998. Sterling accounted for $3.9 million of the selling, general and administrative costs and expenses for the physician contract group in the third quarter of 1999. The government services group's expenses were $0.1 million in the third quarter of 1999, this represented an increase of $0.3 million, or 150.0%, from a negative $0.2 million in the third quarter of 1998. The billing and collections group's expenses were $0.5 million in the third quarter of 1999 and 1998. Selling, general and administrative costs and expenses for the corporate group were $1.1 million in the third quarter of 1999, this represented an increase of $1.6 million, or 320.0%, from a negative $0.5 in the third quarter of 1998. Approximately $2.3 million related to accounts receivable sales and subservicing programs costs are included in selling, general and administrative costs and expenses for the third quarter of 1999 compared to $1.4 million in the third quarter of 1998. Approximately $1.0 million related to accounts receivable sales under a new financing arrangement with NCFE.
     Selling, general and administrative costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported no selling, general and administrative costs and expenses in the third quarter 1998. HPSE reported approximately $2.3 million of selling, general and administrative costs and expenses in the third quarter 1998.
     Related party expense, net. Related party expense, net increased by $0.6 million, or 600.0%, to $0.7 million in the third quarter 1999 from $0.1 million in the third quarter 1998. The increase is primarily related to accounts payable with affiliates, as well as, lease payments to a related party .
     Other income (expense). Other income (expense) increased by $2.9 million in the third quarter of 1999. This increase is primarily related to legal settlements of $2.2 million and an additional $0.6 million related to the sale of a contract.
     Benefit for income taxes. There was no benefit for income taxes recorded for the third quarter of 1999 or 1998. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company returns to profitability in the future.
     Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $15.2 million in the third quarter of 1999 compared to a net loss of $2.4 million in the third quarter of 1998. Sterling accounted for $7.9 million of net loss for the third quarter of 1999.
     In summary, the Company's net loss for the quarter ended September 30, 1999, was attributable primarily to the decline in the number of contracts in the emergency medicine practice management group. The former operations of Sterling Healthcare Group experienced a loss of approximately eleven contracts during the quarter and experienced higher than expected physician fees in the
remaining contracts.   The emergency medicine practice
management group reported a combined operating loss of approximately $7.9 million of which approximately $5.9 million was attributable to the acquired operations including amortization of goodwill of approximately $1.0 million. The Company also reported approximately $6.4 million in costs (including approximately $2.3 million reported in selling, general and administrive costs) arising from the accounts receivable sales and subservicing programs of which approximately $2.5 million was related to the acquired operations. Further, the Company recorded legal settlements in the quarter of approximately $2.2 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1998.
Operating Revenue, Net. Net operating revenue for the nine months ended September 30, 1999 was $179.9 million, representing a decrease of $65.9 million, or 26.8%, from operating revenues of $245.8 million for the nine months ended September 30, 1998. The changes in operating revenue among the various businesses were as follows:

                         9 months ended September 30
                                                  Increase/
                     1999     1998   (Decrease)    %
   Ongoing businesses         $179.9            $152.9
$27.0           17.7%
   Divested operations            0.0                  92.9
(92.9)            (100.0)
                                         $179.9
$245.8                $(65.9)         (26.8)%

     For the nine months September 30, 1999, the physician contract services business generated approximately $152.9 in revenue, which was an increase of approximately $28.6 million, or 23.0%, from approximately $124.3 million of revenue for the nine months ended September 30, 1998. Sterling accounted for $31.4 million of revenue for the nine months ended September 30, 1999. Revenue for the billing and collections operations was $13.8 million for the nine months ended September 30, 1999, which was an increase of approximately $1.2 million, or 9.5%, from $12.6 million for the nine months ended September 30, 1998 due to growth in the billing contracts and fees. Revenue of the billing and collections operations excludes intersegment revenue of approximately $11.4 million for the nine months ended September 30, 1999 and approximately $9.5 million for the nine months ended September 30, 1998 representing fees billed to the physician contract services business. The government services group accounted for approximately $13.2 million for the nine months ended September 30, 1999, which was a decline of approximately $2.7 million, or 17.0%, from $15.9 million for the nine months ended September 30, 1998. The decrease in revenue for the government services group was directly related to contract terminations.
     There was no revenue from the HMOs for the nine months ended September 30, 1999. DHP, which was sold in March 1998, generated revenue of approximately $10.0 million for the nine months ended September 30, 1998. HPSE, which was sold in October 1998, generated revenue of approximately $82.9 million for the nine months ended September 30, 1998. Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $60.9 million, or 30.9%, to approximately $136.1 million for the nine months ended September 30, 1999 from approximately $197.0 million for the nine months ended September 30, 1998. Physician and other provider services costs and expenses decreased as follows:
                    9 months ended September 30,
                                        Increase/
                     1999     1998   (Decrease)    %
     Ongoing  businesses           $136.1             $109.8
$26.3   24.0%
     Divested   operations   0.0                  87.2(87.2)
(100.0)
                       $136.1  $197.0 $(60.9)   (30.9)%

     These expenses for the ongoing businesses decreased because of overall lower expenses of contracts in the physician contract services business. For the nine months ended September 30, 1999, physician and other provider services costs and expenses for the physician contract services group were approximately $125.4 million. This represented an increase of $28.7 million, or 29.7%, from $96.7 million for the nine months ended September 30, 1998. Sterling accounted for $31.9 million of the increase in physician and other provider services costs and expenses for the physician contract services business for the nine months ended September 30, 1999. The government services group's expenses were approximately $10.7 million for the nine months ended September 30, 1999, representing a decrease of approximately $2.4 million, or 18.3%, from approximately $13.1 million for the nine months ended September 30, 1998. The decrease in physician and other provider services costs and expenses for the government services group was directly related to contract terminations. The billing and collections operations did not incur physician and other provider services costs and expenses.
     Physician and other provider services costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported approximately $9.0 million of physician and other provider services costs for the nine months ended September 30, 1998. HPSE reported approximately $78.1 million of physician and other provider services costs for the nine months ended September 30, 1998.
     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $1.1 million, or 4.4%, to $26.0 million for the nine months ended September 30, 1999 from $24.9 million for the nine months ended September 30, 1998. Medical support services costs and expenses increased as follows:
               9 months ended September 30,       (Decrease)
                     1999     1998    Increase     %
     Ongoing  businesses          $26.0                $24.6
$1.4                 5.7%
    Divested operations            0.0                   0.3
(0.3)           (100.0)
                                                       $26.0
$ 24.9               $1.1                 4.4%

     For the nine months ended September 30, 1999, medical support services costs and expenses for the physician contract services group were approximately $4.5 million. This represented an increase of $0.4 million, or 9.8%, from $4.1 million for the nine months ended September 30, 1998. Sterling accounted for $0.6 million of the medical support services costs and expenses for the physician contract services group for the nine months ended September 30, 1999. The government services group's expenses were approximately $1.4 million for the nine months ended September 30, 1999, representing a decrease of approximately $0.5 million, or 26.3%, from approximately $1.9 million for the nine months ended September 30, 1998. The decrease in medical support services costs and expenses for the government services group was directly related to contract terminations. The billing and collections group's expenses were approximately $20.1 million for the nine months ended September 30, 1999 representing an increase of approximately $1.5 million, or 8.1%, from approximately $18.6 million for the nine months ended September 30, 1998.
     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses decreased by $3.1 million, or 10.4%, to $26.7 million for the nine months ended September 30, 1999 from $29.8 million for the nine months ended September 30, 1998. Selling, general and administrative costs and expenses decreased as follows:
                                                9 months
ended September 30,
                     1999     1998   (Decrease)    %
   Ongoing businesses        $26.6               $20.5
$  6.1               29.8%
   Divested operations           0.1                   9.3
(9.2)              (98.9)
                                        $26.7
$29.8               $(3.1)             (10.4)%

     For the nine months ended September 30, 1999, selling general and administrative costs and expenses for the physician contract group were $20.7 million, this represented an increase of $4.9 million, or 31.0%, from $15.8 million for the nine months ended September 30, 1998. Sterling accounted for $3.9 million of the selling, general and administrative costs and expenses for the physician contract group for the nine months ended September 30, 1999. The government services group's expenses were $0.6 million for the nine months ended September 30, 1999, this represented a decrease of $0.1 million, or 14.3%, from $0.7 million for the nine months ended September 30, 1998. The billing and collections group's expenses were $1.3 million for the nine months ended September 30, 1999 representing a decrease of $0.2 million, or 13.3%, from $1.5 million for the nine months ended September 30, 1998. Selling, general and administrative costs and expenses for the corporate group were $4.0 million for the nine months ended September 30, 1999, this represented an increase of $1.5 million, or 60.0%, from $2.5 for the nine months ended September 30, 1998. Approximately $5.4 million related to accounts receivable sales and subservicing programs costs are included in selling, general and administrative costs and expenses for the nine months ended September 30, 1999 compared to $3.6 million for the nine months ended September 30, 1998.
     Selling, general and administrative costs and expenses of the HMOs declined because the Company sold those businesses during 1998. DHP reported approximately $1.1 million of selling, general and administrative costs for the nine months ended September 30, 1998. HPSE reported approximately $9.8 million of selling, general and administrative costs and expenses for the nine months ended September 30, 1998. Additionally, there were decreases of $1.6 million, in selling, general and administrative costs and expenses for the nine months ended September 30, 1998, related to the HMOs.
     Related party expense, net. Related party expense, net increased by $0.4 million, or 66.7%, to $1.0 million for the nine months ended September 30, 1999 from $0.6 million for the nine months ended September 30, 1998.
     Other income (expense). Other income (expense) increased by $3.7 million or 462.5%, to expense of $2.9 million for the nine months ended September 30, 1999 from income of $0.8 million for the nine months ended September 30, 1998. This increase is primarily related to legal settlements of $2.2 million and an additional $0.6 million related to the sale of a contract.

     Benefit for income taxes. There was no benefit for income taxes recorded for the nine months ended September 30, 1999 or 1998. The Company expects to record no tax expense or benefit, other than as a result of potential asset dispositions, until the Company returns to profitability in the future.
     Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $22.3 million for the nine months ended September 30, 1999 compared to a net loss of $13.2 million for the nine months ended September 30, 1998. Sterling accounted for $7.9 million of net loss for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
     Net cash used in operating activities increased by $18.4 million, or 150.8%, for the nine months ended September 30, 1999, to $30.6 million as compared to $12.2 million for the nine months ended September 30, 1998. The Company's net use of cash to support operating activities resulted primarily from operating losses, increases in accounts receivable, reduction of accounts payable and amounts due to related parties. Net cash used in investing activities increased by $14.3 million, or 238.3% for the nine months ended September 30, 1999, to $20.3 million from $6.0 million used in investing activities, for the nine months ended September 30, 1998. The change in net cash used in investing activities, for the nine months ended September 30, 1999 compared to September 30, 1998, is primarily related to the acquisition of Sterling. The Company paid approximately $69.3 million and assumed certain current operating liabilities to acquire net assets of approximately $49.1 million. This results in acquisition of subsidiaries, net of cash acquired of $20.3 for the nine months ended September 30, 1999. Net cash provided by financing activities increased by $35.2 million, or 210.8%, to $51.9 million for the nine months ended September 30, 1999 from $16.7 million for the nine months ended September 30, 1998. The increase represented additional funding under the sales and subservcing agreements with various affiliates of National Century Financial Enterprises, Inc. ("NCFE").
     On June 6, 1997, the Company entered into a series of sale and subservicing agreements (the "Sale Agreements") with various subsidiaries of NCFE. The Sale Agreements, as amended, provide for accounts receivable purchase commitments totaling $260 million for the purchase of the Company's healthcare receivables with recourse from third party payors that meet specified eligibility requirements. Certain Sale Agreements create facilities for the purchase of up to $50 million of receivables and terminate on June 1, 2000. The remaining availability for purchases on those facilities is approximately $18 million as of September 30, 1999. Another Sale Agreement creates a facility for the purchase of up to $115 million of receivables and terminates on June 1, 2000. The remaining availability for purchases on this facility is approximately $39 million as of September 30, 1999. A new Sale Agreement creates a facility for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The remaining availability for purchases on this facility is approximately $13 million as of September 30, 1999. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.8% to approximately 12.5% per annum on the outstanding amount of uncollected purchased receivables.
     Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $32.5 million through July 1, 2000. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The line of credit is secured by substantially all of the Company's assets, including pledges of the common stock of each of its subsidiaries. There is currently nothing outstanding under this loan and security agreement.
     Financing to acquire Sterling was provided to PhyAmerica by National Century Financial Enterprises, Inc., of Dublin, Ohio, through a sale of accounts receivables acquired from Sterling.
     The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. During the next twelve months the Company intends to renegotiate, restructure or refinance its agreement with NCFE or other lenders. The Company continues to review all aspects of the business units and implement actions to improve cash flow and profitability. Among the key actions being implemented by the Company are changes in the method of compensating the independent contractor physicians under the Practice Partners Program. The Company also centralized certain administrative tasks and is evaluating ways of expanding its customer base. The primary objectives are to increase cash flow to repay debt, to improve overall financial results and improve the Company's stock price. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity which would cause the Company to increase its reliance on financing under the revolving line of credit provided by an affiliate of NCFE. Until the Company significantly improves cash flow, it will be dependent upon the continued weekly purchases of eligible accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.



YEAR 2000 ISSUES
     The Company places significant reliance upon information technology for day to day operations. The Company's reliance on non-Information Technology systems is not significant. In 1997, the Company began a review of computer applications and platforms to determine that they are Year 2000 compliant before December 31, 1999. The Company has completed the review of all applications and has reasonable assurance that major applications covering billing and certain general ledger applications have been reviewed and are Year 2000 compliant. The balance of the modifications for other applications are expected to be completed before experiencing any adverse consequences. The costs of the project to date have not been material and the Company does not expect the estimated costs to complete this project to be material to the Company's consolidated financial position or the results of operations. Further, a significant reallocation of resources has not been required to address Year 2000 issues.
     The Company relies on a number of outside parties to process claims for emergency department visits. The outside parties are computer processing and telecommunications vendors, insurance companies, HMOs and entities that process claims on behalf of Medicare and state Medicaid programs. A large amount of claims submitted to payors are transmitted electronically. If electronic submission of claims is not possible because of Year 2000 issues, the Company could produce paper claims instead. Processing of paper claims could also delay reimbursements to the Company.
     The Company is aware of an announcement that Medicare contractors plan to hold all claims with dates of service of January 1, 2000 or later until January 17, 2000, in order to correctly apply the year 2000 and other annual updates, including any changes in beneficiary coinsurance and deductibles. The Company does not anticipate a significant disruption of cash flow as a result of these claims being held unless additional delays are encountered. Further, any claims for dates of service during calendar year 1999 or a previous year submitted along with calendar year 2000 dates will also be held. The Company will take steps to ensure reimbursement as timely as possible for claims with 1999 dates of service submitted from January 1, 2000 to January 17, 2000.
     The Company is continuing to monitoring the progress of these outside parties toward Year 2000 compliance. If Year 2000 issues are not properly addressed by entities that pay for services provided by the Company, including entities under contract with HCFA, operating results and cash flows could be significantly impacted. If cash flows are interrupted, the Company would seek to utilize available lines of credit or other financing sources. There can be no assurances at this time that the lines of credit or other financing sources would be sufficient if such an interruption in cash flow occurs. The Company will continue to monitor the progress of these outside parties through written communications, joint tests of hardware and software and review of contingency plans.

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

     PART II - OTHER INFORMATION

Item 4. - Matters Voted Upon By Shareholders

The Annual Meeting of Shareholders of the Company was held on July 29, 1999. At such meeting, the following members were elected to the Board of Directors.

                                     Number of Shares Voted
                                     For       Abstain

    Eugene   F.   Dauchert,  Jr.                  39,530,686
233,429
   Charles  E. Potter                             39,533,503
230,612
   Edward  L.  Suggs, Jr.                         39,533,503
230,612

The following directors' terms of office continued after the meeting:

  Steven M. Scott, M.D.         Bertram E. Walls, M.D.
  Sherman M. Podolsky, M.D.     W. Randall Dickerson

The vote for the approval of issuance of Common Stock upon conversion of the Series D Convertible Preferred Stock was as follows:

  For  23,369,525     Against   593,493   Abstain   46,371

The  vote  for  the approval of amendment to  the  Company's
Certificate of Incorporation to change the Company's name from Coastal Physician Group, Inc. to PhyAmerica Physician
Group, Inc. was as follows:

  For  39,422,054     Against   324,936   Abstain   17,125

The  vote  for  the approval of amendment to  the  Company's
Certificate of Incorporation to authorize the Company to issue 100,000,000 shares of nonvoting common stock with a par value of $0.01 per share was as follows:

  For  39,225,383     Against   514,776   Abstain   23,956


The vote taken on the proposal to ratify the selection of KPMG LLP, as the Company's independent certified public accountants for the Corporation for the fiscal year ending
December 31, 1999 was as follows:

  For  39,621,795     Against   125,624   Abstain   16,696

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits
     None

(b) Reports on Form 8-K
Two reports on form 8-K were filed during the quarter for which this report is filed:
     On July 23, 1999, Company filed a report on Form 8-K to announce the acquisition of Sterling Healthcare Group, Inc on July 8, 1999.

     On September 24, 1999, the Company filed a report on form 8-K to include financial statements of Sterling and pro forma financial information required pursuant to Item 7(a) and 7 (b), respectively, of Form 8-K.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.




                            PHYAMERICA PHYSICIAN GROUP, INC.
                                        (Registrant)


Date: November 22, 1999            By:  /S/ STEVEN M. SCOTT,
M.D.
                                   Steven M. Scott, M.D.
                                   President and  Chief
                                   Executive Officer




Date: November 22, 1999            By:  /S/W. RANDALL
DICKERSON
                                                    W.
Randall Dickerson

Executive Vice President
                                                     and
Chief Financial Officer