Form 10-K
period 1999-12-31
PHYAMERICA PHYSICIAN GROUP INC
filed 2000-04-14
CIK 874787

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from ________ to ________.

                        COMMISSION FILE NUMBER 001-13460

                        PHYAMERICA PHYSICIAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     56-1379244
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   2828 CROASDAILE DRIVE, DURHAM, NC                                   27705
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

     The aggregate market value of voting stock held by non-affiliates of the registrant at February 29, 2000 was $4,011,000. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)

     The number of shares outstanding of the Registrant's common stock as of February 29, 2000 was 42,571,203.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     PhyAmerica Physician Group, Inc., together with its subsidiaries (the "Company", "PhyAmerica" or the "Registrant"), is a provider of physician management services to physicians, hospitals, government agencies, managed care organizations, employers and other health care organizations nationwide. The Company provides services in more than 400 settings to physicians, hospitals and governmental entities. In July 1999, the Company changed its name from Coastal Physician Group, Inc.

     Founded  in  1977  to  assist   hospitals  in  staffing   their   emergency
departments, the Company expanded in the years 1991 to 1995 to provide hospital-based emergency physician management, as well as physician business management services such as practice management, billing and business management. In addition, the Company acquired two health maintenance organizations ("HMOs") and developed another HMO. In 1993 and 1994, the Company, through a series of acquisitions and expansion efforts, added fee-for-service and capitated clinic networks in New Jersey, Maryland, North Carolina and Florida.

     Beginning in the fourth quarter of 1995 and continuing through 1998, the Company divested all of its non-core health care operations, as detailed below. These divestitures, with the exception of the south Florida capitated primary care clinics which were divested in the fourth quarter of 1995, were made pursuant to the plan approved by the Board of Directors in July 1996 to focus on improving the Company's operations in the areas of emergency physician management and physician business management services.

     In July 1999, in order to expand its Emergency Physician Management business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. This acquisition (the "Sterling Acquisition") increased the number of emergency department staffing contracts in the Emergency Physician Management business from approximately 151 to 280 (since reduced to approximately 241 as of December 31, 1999 through contract attrition). In addition, on December 14, 1999 the Company increased the size of its Billing and Business Management business by approximately 25% when Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, acquired from a subsidiary of Per Se Technology, Inc. the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per Se Acquisition"). The Company paid $6.7 million to terminate the billing agreement with Per Se Technologies, Inc. and to acquire the billing operations assets. The Per Se Acquisition increased the number of patient visits billed in the Billing and Business Management Business from approximately 3.8 million per year to approximately 5 million per year.

     As of December 31, 1999, the Company's ongoing businesses included providing physicians to staff hospital emergency departments, providing billing and business management services for emergency department physicians and physician groups, as well as contract services to a number of government agencies. These operations comprise the Company's core businesses. Information about industry segments is included the Notes to Consolidated Financial Statements.

EMERGENCY PHYSICIAN MANAGEMENT

     Under contracts principally with hospitals and government agencies, the Company identifies and recruits physicians as candidates for admission to a client's medical staff and coordinates the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics emergency physician management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service.

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

     GOVERNMENT SERVICES. The Company provides emergency physician management to the United States Army, Navy, Air Force and Coast Guard, the Department of Veterans Affairs, Indian Health Services and county and state agencies, including those responsible for correctional facilities. Governmental agencies contract with the Company to assist such agencies in fulfilling their obligations to provide health care for active-duty and retired military personnel and their dependents, veterans and correctional facility inmates. The Company presently has government services contracts for the operation, staffing and management of emergency, obstetric, gynecological and other primary care facilities and assists in the implementation of quality assurance, quality control and risk management programs which complement medical treatment. The dollar amount of all such contracts through the end of the contract terms in 2004, assuming all options are exercised by the governmental agency (which is within its sole discretion), was approximately $56,759,000 as of December 31, 1999.

BILLING AND BUSINESS MANAGEMENT SERVICES

     The Company provides a range of billing, collection and business management services to support independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's Emergency Physician Management services and are also marketed independently to unaffiliated providers. The Company provides these services to over 4,000 physicians in over 240 hospitals in 25 states. The Company codes, bills and collects for professional services with respect to over 5 million patient visits annually. Approximately 56% of the Company's billing and business management operations serve providers with which the Company's emergency physician management group does not have a contract management relationship.

     The Company specializes in providing physician business management services to physicians in emergency medicine practices. The Company estimates that approximately 99% of its net billing and collection revenue for 1999, and 97% for 1998 and 1997 (including work for contract management clients and contracted health care professionals) was derived from emergency medicine billing and business management services. This change is primarily attributable to the Company's renewed focus on emergency medicine billing with less emphasis on billing for clinical settings.

DIVESTED BUSINESSES

     During 1998, the Company sold its remaining HMOs, Doctors Health Plan, Inc. and HealthPlan Southeast, Inc. The Company sold Better Health Plan, Inc. in 1997. During 1997 and 1996, the Company sold its clinic operations and several other businesses. Some minor operations of the divested business carried over into 1998.

CONTRACTUAL ARRANGEMENTS AND CUSTOMERS

     The Emergency Physician Management business include the following types of contracts:

     HOSPITAL CONTRACTS. The Company provides physician contract management services to hospitals under two separate contractual arrangements: flat-rate contracts and fee-for-service contracts. Hospitals entering into flat-rate contracts primarily pay fees to the Company based on the hours of physician coverage provided. Hospitals entering into fee-for-service contracts agree to authorize the Company and its contracted health care professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted health care professionals. Under fee-for-service arrangements, the Company generally receives directed reimbursement of the amounts collected and, depending on the hospital's patient volume and payor mix, may also receive an availability fee from the hospital. Pursuant to fee-for-service contracts, the Company accepts responsibility for billing and collection and assumes the risks of non-payment, changes in patient volume or payor mix and delays attendant to reimbursement through government programs or third-party payors. All of these factors generally are taken into consideration by the Company in arriving at contractual arrangements with health care institutions and professionals. While the term of the Company's service contracts is generally one to three years, such contracts typically provide for termination without cause by either party on 60 to 180 days' prior notice.

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

     PHYSICIAN CONTRACTS. In its emergency physician management businesses, the Company generally contracts with physicians and certain other health care professionals to provide services to fulfill the Company's contractual obligations to its clients. The Company regards its contracted health care professionals as independent contractors and, therefore, does not withhold income taxes or otherwise treat such professionals as employees. Professional fees from the Company to the physicians have historically been calculated on an hourly basis. Some physicians may receive, in addition to an hourly fee, certain incentive payments based on activity and performance. Beginning in the fourth quarter of 1997, the Company has entered into new agreements with certain physicians that provide for the calculation of professional fees based on the number of Relative Value Units ("RVUs"), as defined by the Health Care Finance Administration, billed by the Company for the professional services rendered.

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

     GOVERNMENT CONTRACTS. Federal government contracts are usually awarded for a base period ranging from one month to 24 months with options on the part of the contracting governmental agency for annual renewal for up to a five year total contract term. Such renewals are dependent upon annual appropriations, budgetary constraints, applicable governmental requirements and other factors and are subject to termination for convenience by the government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed and, in certain cases, costs incurred in connection with the termination of the contract.

GOVERNMENT REGULATION

     Existing  governmental   regulation  can  adversely  affect  the  Company's
business through, among other things, its potential to reduce the amount of reimbursement received by the Company's clients for health care services. Substantially all of the Company's revenue is derived from management fees that are based upon a percentage of net collections of health care receivables. During the past decade, federal and state governments have implemented legislation designed to stimulate a reduction in the increase in health care costs and it is anticipated that such legislative initiatives will continue. There can be no assurance that current or future government regulations will not have a material adverse effect upon the Company's business.

     The Company may also be subject to applicable federal and state billing and credit collection agency laws and regulations. In general, these laws provide for various fines, penalties, damages and other assessments for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state health care programs. A majority of the Company's clients are reimbursed by private insurers as well as federal and state medical insurance providers. Since the beginning of 1995, governmental agencies have instituted investigations of, and actions against, at least two industry participants for improper billing practices. Although management believes that its billing practices are in material compliance with applicable laws and government regulations, given the highly technical nature of this area, there can be no assurance that a change in government regulations, industry practice or an increased focus by governmental agencies on billing practices would not have a material adverse effect on the industry and the Company.

     Certain market changes are occurring in the health care market that may continue regardless of whether comprehensive federal or state health care reform legislation is adopted and implemented and that could adversely affect the accounts receivable management services provided by the Company. These market reforms include certain employer initiatives, such as creating purchasing cooperatives and contracting for health care services for employees through managed care companies (including health maintenance organizations), certain provider initiatives, such as risk-sharing among health care providers and managed care companies through capitated contracts and integration of hospitals and physicians into comprehensive delivery systems, and certain payor initiatives, such as new alliances between health care providers and third party payors in which the health care providers are employed by such third party payors. These changes may result in fixed fee schedules or capitation payment arrangements lower than standard charges. Some of these changes may affect the viability of certain billing and business management operations. Because the Company derives its revenue largely based on the fees charged by its physician clients, reductions in payments to physicians could have an adverse affect on the Company's operations. Furthermore, because the Company's revenue is generally based on its clients' net collections, any delay in its clients' receipt of medical claims reimbursement, including due to an economic recession, could have a material adverse effect on the Company.

     Various state and federal laws may regulate the Company's business of providing business management services to physicians. The Company also is subject to laws and regulations relating to business corporations generally. Management believes that the Company's operations are in material compliance with applicable laws. However, many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation, and certain areas of the Company's business are highly technical in nature. In addition, as the Company's business expands by the addition of services provided or geographically, it may become subject to additional federal or state regulations based on the services it provides or the states in which it conducts business.

     Regulatory authorities have broad discretion concerning how these laws and regulations are interpreted and how they are enforced. The Company may, therefore, be subject to lengthy and expensive investigations of its business operations. If the Company were found to be in violation of these laws or regulations, the Company could be subject to criminal and civil penalties or both, which could limit or prevent the Company from providing its physician business management services.

     In accordance with Medicare regulations, physicians and hospitals are permitted to assign Medicare claims to a billing and collection service only in certain limited circumstances. The Medicare statutes that restrict assignment of Medicare claims are supplemented by Medicare regulations and provisions in the Medicare Carrier's Manual (the "Manual"). The Medicare regulations and the Manual provide that a billing service that prepares and send bills for the provider or physician and does not receive and negotiate the checks made payable to the provider or physician does not violate the restrictions on assignment of Medicare claims. Management believes that the Company's practices do not violate the restrictions on assignment of Medicare claims and that it operates in a manner consistent with these provisions.

     The Social Security Act imposes criminal penalties for paying or receiving remuneration (which is deemed a kickback, bribe or rebate) in connection with Medicare or Medicaid programs. Violation of this law is a felony, punishable by fines and imprisonment. These anti-kickback laws and rules have been broadly interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or any item or service that is covered by Medicare or Medicaid reimbursement. The Company believes that its business operations do not put it in a position to make or induce the referral of patients or services reimbursed under government programs and, therefore, believes that its practices do not violate the federal anti-kickback statute. If, however, the Company were found in violation of these laws, the Company could be subject to substantial civil monetary fines, criminal sanctions or both.

     The Company may also be subject to criminal, civil and administrative penalties under federal and state law prohibitions against submitting false claims for payments. Generally, criminal penalties subjecting participants to fines and imprisonment require that the entity act knowingly, willfully, or with fraudulent intent. Civil statues provide for monetary penalties. The Company also may be subject to criminal laws regarding failure to disclose known overpayments under Medicare or Medicaid.

     Various states prohibit a physician from sharing or "splitting" fees with persons not authorized to practice medicine. The Company believes that its charges to its clients do not violate applicable fee splitting prohibitions. If this belief is incorrect and the Company is determined to be engaged in fee splitting arrangements with its clients, those clients would be subject to charges of professional misconduct and penalties ranging from censure and reprimand to revocation of their medical licenses. In addition, the Company could be deprived of access to the courts to collect fees due from those clients, thereby materially and adversely affecting the Company's revenues and prospects.

     Credit collection practices and activities are regulated by both federal and state law. The Federal Fair Debt Collection Practices Act (the "Federal Fair Debt Act") sets forth various provisions designed to eliminate abusive, deceptive and unfair debt collection practices by debt collectors. The Federal Fair Debt Act also provides for, among other things, a civil right against any debt collector who fails to comply with the provisions thereof. Various states have also promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit certain fraudulent and oppressive credit collection practices and also may impose license or registration requirements upon collection agencies. In addition, state credit collection laws and regulations generally provide for criminal fines, civil penalties, injunctions and jail terms for collection agency personnel who fail to comply with such laws and regulations and may entitle states to recover unclaimed refunds from overcollections. The accounts receivable management services the Company provides to its clients are not considered debt collection services and the Company is not a "debt collector" under the Federal Fair Debt Act.

     Various states regulate the provision of administrative and business services by third parties to physician-sponsored health plans. In addition, certain federal or state consumer protection laws may apply to the Company's billing activities insofar as the Company bills patients directly for the cost of physician services provided.

     The Company anticipates that various health care reform proposals may be introduced at the federal or state level. The Company is unable to predict whether any such proposals will apply to the operation of the Company's business or whether, if adopted, any such proposals would materially adversely affect the Company.

CORPORATE LIABILITY AND INSURANCE

     Each of the Company's emergency physician management subsidiaries maintain professional liability insurance in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. There can be no assurance that a future claim will not exceed the limits of available insurance or that such coverage will continue to be available. Such insurance provides coverage, subject to policy limits, in the event the Company's contracting subsidiary were held liable as a co-defendant in a lawsuit against a contracted health care professional or hospital client. To the extent health care professionals were regarded as agents of the Company in the practice of medicine, the Company could be held vicariously liable for any medical negligence of such health care professionals. In addition, the Company and its contracting subsidiaries may be exposed to liability in cases in which the Company's contracting subsidiary itself was negligent.

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

COMPETITION

     The physician business management services business is highly competitive. The Company competes with national, regional and local physician business manage services organizations and physicians that provide their own practice management. The Company's success depends upon the continued contributions of its senior management. The Company enters into confidentiality, noncompete and non-solicitation agreements with its key employees. In general, these agreements contain certain covenants on the part of the key employees concerning confidential and proprietary information of the Company and preclude the key employees from soliciting customers or employees of the Company or competing with the Company.

EMPLOYEES

     At December 31, 1999, the Company had approximately 1,750 employees.

ITEM 2.  PROPERTIES

     The Company's headquarters is located in Durham, North Carolina, where the Company subleases, under a sublease effective May 22, 1998, 48,753 square feet of an office building from American Alliance Realty Company, a corporation controlled by the Company's Chairman and Chief Executive Officer, Steven M. Scott, M.D., who is also the largest shareholder of the Company. The sublease provides for a term through June 30, 2000 and is an amendment of a previous three year sublease with the same termination date. This space is occupied by the Company and by PhyAmerica Physician Services, Inc., a subsidiary of the Company. This lease comprises approximately 70% of the total leasable space in the building.

     Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, leases and occupies a 51,000 square foot office building in Durham, North Carolina. The office space, leased from an unrelated third party, is utilized for billing operations and headquarters for HBR.

     The Company leases and partially occupies two additional office buildings, totaling approximately 52,000 square feet, located in Durham, North Carolina. The buildings, leased from an unrelated third party, are the headquarters for PhyAmerica Government Services, Inc., and Medstaff National Medical Staffing, Inc., subsidiaries of the Company. A portion of the building, consisting of approximately 13,000 square feet, is sublet to an unrelated third party.

     The Company's operating subsidiaries generally lease office space in locations in which they do business. Total rent expense for all office space leased by the Company under noncancelable operating leases was $2,655,000 for the year ended December 31, 1999.

     Further information concerning properties leased from related parties is disclosed in "Item 13--Certain Relationships and Related Transactions".

3.   LEGAL PROCEEDINGS

     In October and November 1996, three cases styled Ortiz v.Coastal Physician Services of Broward County, Inc., et al., Higgins v.Coastal Emergency Services of Ft. Lauderdale, Inc. et al., and Dukenik v.Coastal Emergency Services of Ft. Lauderdale, Inc. et al. were filed in the Circuit Court for Palm Beach County, Florida seeking statutory damages for alleged violations of Section 559.79 of the Florida Consumer Collection Practices Act as a result of invoices mailed for medical services rendered by contract physicians in emergency medicine for which the Company provided practice management services. The invoices contained language indicating various actions that might be pursued in the event of non-payment, including references to the Attorney General. Plaintiffs have amended their complaints and are seeking only statutory damages of $500 for each alleged violation of the statute, plus attorneys fees. Plaintiffs also filed a motion seeking class certification. On June 22, 1998, plaintiffs filed a Fourth Amended Complaint adding Edward Suggs, President and Chief Executive Officer of HBR and a Director of the Company, Terry Blackwood, formerly Senior Vice President and Chief Financial Officer of HBR, and Edward Gaines, Senior Vice President and General Counsel to HBR, as individual defendants in the action. All of the individual defendants filed motions to dismiss on the grounds of lack of personal jurisdiction, and an Order was entered dismissing all of the individual defendants. Plaintiffs have appealed this Order. On October 28, 1999, the trial court issued its ruling denying Plaintiffs' Motion for Class
Certification, and Plaintiffs have filed an appeal of this ruling. On October 21, 1999, Plaintiffs filed an additional civil action in the North Carolina state courts against Edward Suggs, Terry Blackwood, and Ralph Durr, who was formerly an officer of HBR. The allegations and claims in the North Carolina civil action are substantially similar to those filed in the Florida action. Following a mediation, a comprehensive settlement of all claims was reached in February 2000, resulting in the dismissal of all claims and suits in all jurisdictions.

     On June 17, 1997, Henry J. Murphy, who was President and Chief Executive Officer of the Company from November 1, 1996 to February 28, 1997, filed a lawsuit against the Company alleging that the Company failed to make certain incentive payments to him under his written employment agreement. The lawsuit was originally filed in Forsyth County Superior Court and later transferred to Durham County Superior Court. Under the contract, Mr. Murphy was entitled to receive certain incentive payments or stock warrants in the event that the Company either successfully refinanced its bank debt so as to reduce the amount of debt to certain target levels or sold more than half of its assets or business. Mr. Murphy is alleging that the Company's transaction with National Century Financial Enterprises, Inc. ("NCFE") constituted a sale of more than half of the assets of the Company qualifying him to receive certain payments. After some initial discovery, there has been little activity in this suit for approximately two and a half years. The Company believes it has several defenses to the lawsuit and intends to vigorously defend the action, but at this stage of the litigation, the exposure to the Company cannot be determined.

     On February 4, 1998, Jacque J. Sokolov, M.D., who previously served as Chairman of the Company and President of Advanced Health Plans, Inc., a subsidiary of the Company, filed a Demand for Arbitration with J*A*M*S/ENDISPUTE in Los Angeles, California alleging various breaches of an Employment Contract dated November 1994 with the Company. An arbitration was held in August 1999 in Washington, D.C. and the arbitrator entered an award in favor of Dr. Sokolov. The arbitration provisions of the Employment Agreement provided that the award of the arbitrator was reviewable by a court of law for errors of law made by the arbitrator. Following the award, the Company filed an action in the U.S. District Court for the Middle District of North Carolina alleging that the arbitrator made errors of law. Dr. Sokolov has filed a Motion to Change Venue of the court proceeding to the U.S. District Court for the District of Columbia. The Company is attempting to reach a settlement of this matter with Dr. Sokolov. If it is not able to reach a settlement of this matter, the Company intends to continue to vigorously challenge the ruling of the arbitrator. The Company has provided a reserve for the amount of the award in its financial statements with respect to this matter.

     On January 8, 1999, Century American Insurance Company and its affiliate, Century American Casualty Company ("Century"), which had previously provided professional liability insurance coverage to the Company and to independent contractor physicians through Medical Group Purchasing Association ("MGPA"), notified the Company and MGPA that it considered the purchase of professional liability insurance from an insurer other than Century to constitute a breach of a Risk Management Agreement between the Company, MGPA and Century. Pursuant to the terms of the Risk Management Agreement, any dispute was required to be resolved by binding arbitration, and on February 24, 1999, Century filed a Complaint in Arbitration with J*A*M*S/ENDISPUTE against the Company and MGPA seeking damages for the alleged breach and seeking to require the Company and MGPA to accept insurance written by Century. Following an arbitration conducted in July 1999, the arbitrator entered an award in favor of the Company finding it had no liability to Century. The Company and Century have since entered into an agreement terminating the Risk Management Agreement.

     On March 23, 2000, two shareholders filed a lawsuit styled Bosco, et al v. Scott, et al in the U. S. District Court for the District of Delaware, individually and on behalf of all those similarly situated, and derivatively as shareholders of the Company, alleging five claims for relief. The first claim alleges breach of fiduciary duty by the directors, primarily related to the sales of certain assets to Dr. Scott. The second claim is brought against NCFE and Lance Poulsen, Chairman and Chief Executive Officer of NCFE, alleging the aiding and abetting the breach of fiduciary duty by the individual defendents. The third claim is brought derivatively against Dr. Scott, Mr. Poulsen and NCFE alleging violation of the Racketeer Influenced and Corrupt Organizations Act. Count four is brought against the individual directors for allegedly unlawfully amending the Company's Certificate of Incorporation to restrict transferability of the Company's stock. Count five is brought individually against the directors for breach of fiduciary duty in failing to disclose the reason for the delisting of the Company's stock by the New York Stock Exchange in December 1998. The Company believes that the actions taken by management and the Board of Directors in divesting certain operations were appropriate, were done for fair and adequate consideration and have been properly documented and publicly disclosed. The Company intends to vigorously defend the action and, at this stage of the litigation, the exposure to the Company cannot be determined.

     The New York State Department of Taxation and Finance has written a letter to Better Health Plan, Inc. ("BHP") stating that as a result of an audit of the Corporation Finance Tax return filed by BHP for the period from May 2, 1995 to May 5, 1995, it has determined that an adjustment is required to the BHP tax liability for that period. The Company has requested additional time to review the findings. Based on the limited information available at this time, the exposure to the Company, if any, cannot be determined.

     The Company and its subsidiaries are involved in various legal proceedings incidental to their businesses, substantially all of which involve claims related to the alleged medical malpractice of contracted physicians, contractual and lease disputes or individual employee relations matters. In the opinion of the Company's management, no individual item of this litigation or group of similar items of litigation is likely to have a materially adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Beginning January 4, 1999, the Company's common stock was included on the OTC Bulletin Board System under the symbol "ERDR." Prior to that date, the Company's common stock was traded on the New York Stock Exchange under the symbol "DR." The following table shows the range of market prices per share for the Company's common stock in 1999 and 1998.

                                     1999                     1998
                                     ----                     ----
                                High       Low           High       Low
                                --------------           --------------

        First Quarter         $ 0.41     $ 0.19        $ 1.00     $ 0.63

        Second Quarter          0.72       0.22          0.75       0.19

        Third Quarter           0.56       0.27          1.44       0.31

        Fourth Quarter          0.44       0.25          0.75       0.38

     As of December 31, 1999, the Company had approximately 5,000 shareholders, of which approximately 900 were holders of record.

     The Company has not paid, nor does it currently intend to pay, cash dividends on its common stock but, rather, it intends to retain any future earnings for reinvestment in its business.

     On March 3, 1998, Bertram E. Walls, M.D., a Director of the Company, made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the 10 trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the 10 trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten times the conversion price for the Common Stock. On May 1, 1998, Steven M. Scott, M.D., the Company's Chief Executive Officer, a Director and largest shareholder acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. Subsequent to approval by the holders of the Common Stock in July 1999, the Series D Preferred was converted into 10 shares of Common Stock for each share of Preferred Stock, or 4,449,740 shares of Common Stock, in November 1999. This transaction was not registered under the Securities Act pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

                                                 Years Ended December 31,
                                  ---------------------------------------------------------
                                     1999       1998        1997       1996        1995
                                  ----------- ---------- ----------- ---------- -----------
                                            (in thousands, except per share data)
Results of Operations:
Operating revenue, net              $264,710   $294,221    $424,841   $552,109    $810,387
Operating loss                       (15,231)   (11,576)    (67,188)  (125,029)    (68,775)
Loss from continuing operations      (32,663)   (20,138)    (81,981)  (147,421)    (63,138)
Loss per share from continuing         (0.84)     (0.53)      (3.08)     (6.18)      (2.67)
operations
Net loss                             (32,663)   (20,138)    (81,981)  (145,557)    (46,901)
Net loss per share                     (0.84)     (0.53)      (3.08)     (6.10)      (1.98)
Weighted average shares               38,697     37,676      26,623     23,844      23,656

                                                        December 31,
                                  ---------------------------------------------------------
                                     1999       1998        1997       1996        1995
                                  ----------- ---------- ----------- ---------- -----------
Balance Sheet at Year-End:
Total assets                         $88,783     55,074     $99,531   $181,841    $313,057
Short-term debt                        7,477        433       2,529     71,130       5,210
Long-term debt                       120,736     77,109      74,698      4,799      77,270
Total shareholders'                  (96,267)   (63,719)    (61,427)     3,503     146,371
  equity/(deficit)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     Over the past three years, the Company has undergone significant changes in its business that have had a significant adverse financial impact on the Company. During this period, the Company identified a number of operating units that were either underperforming or were not deemed critical to the overall operating strategy. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and HealthPlan Southeast ("HPSE") in October 1998. The Company sold Better Health Plan ("BHP") in August 1997. Collectively, these businesses are referred to as the HMOs. During 1997, the Company also sold the last of its clinic operations. The Company refers to the HMOs, clinic operations and some smaller related businesses as the divested businesses. The core businesses are comprised of emergency medicine practice management, government services and medical billing and business management services.

     In July 1999, in order to expand its Emergency Physician Management business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. This acquisition (the "Sterling Acquisition") increased the number of emergency department staffing contracts in the Emergency Physician Management business from approximately 151 to 280 (since reduced to approximately 241 as of December 31, 1999 through contract attrition). In addition, on December 14, 1999 the Company increased the size of its Billing and Business Management business by approximately 25% when Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, acquired from a subsidiary of Per Se Technologies, Inc. the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per Se Acquisition"). The Per Se Acquisition increased the number of patient visits billed in the Billing and Business Management Business from approximately 3.8 million per year to approximately 5 million per year. The acquisitions were accounted for in accordance with the purchase method of accounting, and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition date.

     For the past three years, the Company has incurred net losses. A more detailed review of the results of operations for the last three years appears below.

1999 COMPARED TO 1998

     OPERATING REVENUE, NET. Net operating revenue for 1999 was $264.7 million, representing a decrease of $29.5 million, or 10.0 %, from 1998 operating revenues of $294.2 million. The decreases in operating revenue among the various businesses were as follows:

                                                          Increase
                                 1999          1998      (Decrease)        %
                            ----------------------------------------------------
    Core businesses             $264.7        $201.3         $63.4        31.5%

    Divested businesses            0.0          92.9        (92.9)       100.0%
                            ---------------------------------------
                                $264.7        $294.2       $(29.5)      (10.0)%
                            ====================================================

     The increase in the revenue of the core businesses was due mostly to the Sterling Acquisition. In 1999, the emergency physician management business generated approximately $228.3 in revenue, which was an increase of approximately $63.6 million, or 38.6%, from approximately $164.7 million of revenue in 1998. Approximately $66.5 of this increase was attributable to Sterling offset by a slight decrease in the non-Sterling contracts, related to contract terminations. The government services group accounted for approximately $17.8 million in 1999, which was a decline of approximately $2.4 million, or 11.9%, from $20.2 million in 1998. The decrease in revenue of the government services group was mainly due to contract terminations. These decrease were partially offset by an increase in revenue of the billing and collections operations of approximately $2.5 million, or 15.4%, to $18.7 million in 1999 from $16.2 million in 1998 due to growth in the billing contracts and fees. Revenue of the billing and business management operations excludes intersegment revenue of approximately $16.3 million in 1999 and approximately $12.7 million in 1998 representing fees billed to the emergency physician management business. Other miscellaneous revenue decreased by approximately $0.1 million from approximately $0.2 million in 1998 to approximately $0.1 million in 1999.

     PHYSICIAN AND OTHER PROVIDER SERVICES COSTS AND EXPENSES. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $34.2 million, or 14.6%, to approximately $199.8 million in 1999 from approximately $234.0 million in 1998. Physician and other provider services costs and expenses decreased as follows:

                                                          Increase
                                 1999          1998      (Decrease)        %
                            ----------------------------------------------------
    Core businesses             $199.8        $145.5         $54.3        37.3%

    Divested businesses            0.0          88.5        (88.5)       100.0%
                            ---------------------------------------
                                $199.8        $234.0       $(34.2)      (14.6)%
                            ====================================================

     These expenses for the core businesses increased mostly because of the Sterling acquisition. In 1999, physician and other provider services costs and expenses for the emergency physician management group were approximately $185.6 million. This represented an increase of $56.9 million, or 44.2%, from $128.7 million in 1998. Approximately $61.3 of this increase was attributable to Sterling offset by a slight decrease in the non-Sterling contracts, related to contract terminations. The government services group's expenses were approximately $14.2 million in 1999, representing a decrease of approximately $2.6 million, or 15.5%, from approximately $16.8 million in 1998. The decrease in physician and other provider services costs and expenses of the government services group was mainly due to contract terminations. The billing and business management operations did not incur physician and other provider services costs and expenses.

     MEDICAL SUPPORT SERVICES COSTS AND EXPENSES. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $1.3 million, or 3.9%, to $34.7 million in 1999 from $33.4 million in 1998. Medical support services costs and expenses increased as follows:

                                                          Increase
                                 1999          1998      (Decrease)        %
                            ----------------------------------------------------
    Core businesses              $34.6         $33.1          $1.5         4.5%

    Divested businesses            0.1           0.3         (0.2)        66.7%
                            ---------------------------------------
                                 $34.7         $33.4          $1.3         3.9%
                            ====================================================

     These expenses for the core businesses increased due to the growth in the billing operations. In 1999, medical support services costs and expenses for the emergency physician management group were approximately $5.5 million. This represented a decrease of $0.2 million, or 3.5%, from $5.7 million in 1998. The government services group's expenses were approximately $1.8 million in 1999, representing a decrease of approximately $0.5 million, or 21.7%, from approximately $2.3 million in 1998. The billing and business management group's expenses were approximately $27.3 million in 1999 representing an increase of approximately $2.2 million, or 8.8%, from approximately $25.1 million in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE COSTS AND EXPENSES. Selling, general and administrative costs and expenses increased by $8.8 million, or 25.0%, to $44.0 million in 1999 from $35.2 million in 1998. Selling, general and administrative costs and expenses increased as follows:

                                                          Increase
                                 1999          1998      (Decrease)        %
                            ----------------------------------------------------
    Core businesses              $43.9         $24.7         $19.2        77.7%

    Divested businesses            0.1          10.5        (10.4)       (99.0)
                            ---------------------------------------
                                 $44.0         $35.2          $8.8        25.0%
                            ====================================================


     Selling, general and administrative costs and expenses for the core businesses increased because of the Sterling acquisition. In 1999, selling, general and administrative costs and expenses for the Physician Contract group were approximately $ 33.4 million. This represented an increase of $14.3 million, or 74.7%, from $19.1 million in 1998. Approximately $11.6 million of the increase is attributable to the Sterling acquisition. The government services group's expenses were approximately $0.7 million in 1999 representing an increase of approximately $0.5 million, or 250.0%, from approximately $0.2 million in 1998. The billing and business management group's expenses were approximately $1.8 million in 1999 representing a decrease of approximately $0.3 million, or 14.3%, from approximately $2.1 million in 1998. Selling, general and administrative costs and expenses for the corporate group increased to approximately $8.0 million in 1999 representing a increase of approximately $4.7 million, or 142.4%, from approximately $3.3 million in 1998. Effective for the third quarter of 1998, the Company received certain credits for certain selling, general and administrative fees relating to its sales and subservicing agreements with National Century Financial Enterprises, Inc. and its affiliates ("NCFE"). The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $765,000 related to its accounts receivable sales and subservicing programs costs and was accounted for as a reduction of selling, general and administrative costs and expenses. No credits were received in 1999.

     RELATED PARTY EXPENSE, NET. Related party expenses, net decreased by $0.2 million, or 12.5%, to $1.4 million in 1999 from $1.6 million in 1998. The decrease is primarily due to an insurance company affiliate of the Company being purchased by an unaffiliated party in May 1998. See "Notes to Consolidated Financial Statements".

     GAIN (LOSS) ON DIVESTED ASSETS, NET. There were no gains on divested assets during 1999. Because the sales of the HMOs in 1998 were to a related party, no gains were recorded. Instead, the amounts that would have been recorded as gains on divested assets if the sales were to an unrelated party were credited directly to additional paid-in capital. In 1998, the Company recorded adjustments to notes receivable and to the purchase price of certain of those assets resulting in an additional loss of approximately $1.6 million in 1998.

     INTEREST EXPENSE. Interest expense increased by $5.8 million to $14.5 million in 1999 from $8.7 million in 1998 due primarily to the Sterling Acquisition resulting in higher outstanding amounts of debt during 1999. The costs associated with the sale of eligible accounts receivable in 1999 and 1998 have been included in selling, general and administrative expenses.

     Effective for the third quarter of 1998, the Company received certain credits for interest relating to its sales and subservicing agreements with NCFE. The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $1.5 million was accounted for as a reduction of interest expense. No credits were received in 1999.

     OTHER, NET. Other expenses increased by $2.7 million from $0.2 million in 1998 to $2.9 million in 1999 due primarily to litigation expenses and settlements in 1999.

     BENEFIT (PROVISION) FOR INCOME TAXES. There was no benefit (provision) for income taxes for 1999 and 1998. This is due to continued net operating losses.

     NET LOSS. Primarily as a result of the foregoing, the Company reported a net loss of $32.7 million in 1999 compared to a net loss of $20.1 million in 1998.

1998 COMPARED TO 1997

     OPERATING REVENUE, NET. Net operating revenue for 1998 was $294.2 million, representing a decrease of $130.6 million, or 30.7%, from 1997 operating revenues of $424.8 million. The decreases in operating revenue among the various businesses were as follows:

                                1998      1997     (Decrease)     %
                            ------------------------------------------
    Core businesses            $201.3    $239.7     $(38.4)    (16.0)%

    Divested businesses          92.9     185.1      (92.2)    (49.8)
                            --------------------------------
                               $294.2    $424.8    $(130.6)    (30.7)%
                            ==========================================

     The decrease in the revenue of the core businesses was due mostly to net contract terminations during 1997 and 1998 in the emergency physician management business and the sale of most of the OB/GYN clinic business. In 1998, the emergency physician management business generated approximately $164.7 in revenue, which was a decrease of approximately $37.5 million, or 18.5%, from approximately $202.2 million of revenue in 1997. The government services group accounted for approximately $20.2 million in 1998, which was a decline of approximately $2.9 million, or 12.6%, from $23.1 million in 1997. These decreases were partially offset by an increase in revenue of the billing and business management operations of approximately $2.1 million, or 14.9%, from $14.1 million in 1997 to $16.2 million in 1998 due to growth in the billing contracts and fees. Revenue of the billing and business management operations excludes intersegment revenue of approximately $12.7 million in 1998 and approximately $13.3 million in 1997 representing fees billed to the emergency physician management business. Other miscellaneous revenue decreased by approximately $0.1 million from approximately $0.3 million in 1997 to approximately $0.2 million in 1998.

     Revenue from the divested operations declined because the Company sold those businesses during the year. BHP, which generated approximately $34.9 million of revenue in 1997, was sold in August 1997. DHP, which was sold in March 1998, generated approximately $10.0 million in 1998 versus $32.7 million of revenue in 1997. HPSE, which was sold in October 1998, generated revenue in 1998 of approximately $82.8 million versus approximately $97.3 million in 1997.

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

                                1998      1997     (Decrease)     %
                             -----------------------------------------
    Core businesses            $145.5    $186.4     $(40.9)    (21.9)%

    Divested businesses          88.5     172.8      (84.3)    (48.8)
                             -------------------------------
                               $234.0    $359.2    $(125.2)    (34.9)%
                             ==========================================

     These expenses for the core businesses decreased because the number of contracts in the emergency physician management business declined and the Company sold most of the OB/GYN clinic business. In 1998, physician and other provider services costs and expenses for the emergency physician management group were approximately $128.7 million. This represented a decrease of $37.4 million, or 22.5%, from $166.1 million in 1997. The government services group's expenses were approximately $16.8 million in 1998, representing a decrease of approximately $3.5 million, or 17.2%, from approximately

$20.3 million in 1997. The billing and business management operations did not incur physician and other provider services costs and expenses.

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

                              1998     1997      Decrease       %
                             ----------------------------------------
    Core businesses           $33.1    $33.9      $(0.8)      (2.4)%

    Divested businesses         0.3      6.8       (6.5)     (95.6)
                             ----------------------------
                              $33.4    $40.7      $(7.3)     (17.9)%
                             ========================================

     These expenses for the core businesses decreased because the number of contracts in the emergency physician management business declined and the Company sold most of the OB/GYN clinic business. In 1998, medical support services costs and expenses for the emergency physician management group were approximately $5.7 million. This represented a decrease of $2.3 million, or 28.8%, from $8.0 million in 1997. The government services group's expenses were approximately $2.3 million in 1998, representing a decrease of approximately $0.4 million, or 14.8%, from approximately $2.7 million in 1997. The billing and business management group's expenses were approximately $25.1 million in 1998 representing an increase of approximately $1.9 million, or 8.2%, from approximately $23.2 million in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE COSTS AND EXPENSES. Selling, general and administrative costs and expenses decreased by $46.1 million, or 56.7%, to $35.2 million in 1998 from $81.3 million in 1997. Selling, general and administrative costs and expenses decreased as follows:

                              1998     1997     Decrease       %
                             ----------------------------------------
    Core businesses           $24.7    $49.6     $(24.9)     (50.2)%

    Divested businesses        10.5     31.7      (21.2)     (66.9)
                             ----------------------------
                              $35.2    $81.3     $(46.1)     (56.7)%
                             ========================================

     Selling, general and administrative costs and expenses for the core businesses decreased because the number of contracts in the emergency physician management business declined and the Company sold most of the OB/GYN business. In 1998, selling, general and administrative costs and expenses for the Physician Contract group were approximately $19.1 million. This represented a decrease of $3.1 million, or 14.0%, from $22.2 million in 1997. The government services group's expenses were approximately $0.2 million in 1998 representing a decrease of approximately $1.8 million, or 90.0%, from approximately $2.0 million in 1997. The billing and business management group's expenses were approximately $2.1 million in 1998 representing a decrease of approximately $6.1 million, or 74.4%, from approximately $8.2 million in 1997. The decrease in billing and business management group's selling, general and administrative costs and expenses resulted primarily from the expenses associated with the closing of three offices during 1997. Selling, general and administrative costs and expenses for the corporate group declined to approximately $3.3 million in 1998 representing a decrease of approximately $13.9 million, or 80.8%, from approximately $17.2 million in 1997. Effective for the third quarter of 1998, the Company received certain credits for certain selling, general and administrative fees relating to its sales and subservicing agreements with National Century Financial Enterprises, Inc. and its affiliates ("NCFE"). The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $765,000 related to its accounts receivable sales and subservicing programs costs and was accounted for as a reduction of selling, general and administrative costs and expenses.

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

     GOODWILL IMPAIRMENT. The Company recorded a charge for the impairment of goodwill totaling $4.3 million during 1997 relating primarily to BHP. No goodwill impairment charge was required during 1998. See "Notes to Consolidated Financial Statements."

     RELATED PARTY EXPENSE, NET. Related party expenses, net decreased by $3.4 million, or 68.0%, to $1.6 million in 1998 from $5.0 million in 1997. The decrease is primarily due to an affiliate of the Company being purchased by an unaffiliated party in May 1998. See "Notes to Consolidated Financial Statements".

     GAIN (LOSS) ON DIVESTED ASSETS, NET. Because the sales of the HMOs in 1998 were to a related party, no gains were recorded. Instead, the amounts that would have been recorded as gains on divested assets if the sales were to an unrelated party were credited directly to additional paid-in capital. In 1997, the Company had a net loss of $1.5 million on the divested assets, as more fully described in the "Notes to Consolidated Financial Statements". In 1998, the Company recorded adjustments to notes receivable and to the purchase price of certain of those assets resulting in an additional loss of approximately $1.6 million in 1998.

     INTEREST EXPENSE. Interest expense decreased by $6.8 million to $8.7 million in 1998 from $15.5 million in 1997 due primarily to higher costs in 1997 related to the repayment of the Company's bank borrowings in June 1997 which were replaced by funds provided by NCFE as discussed below. The costs associated with the sale of eligible accounts receivable in 1998 and 1997, the proceeds of which were used to repay the bank debt in 1997 and to fund operations in 1998 and 1997, have been included in selling, general and administrative expenses.

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

     BENEFIT (PROVISION) FOR INCOME TAXES. The benefit (provision) for income taxes for 1998 was $0.0 versus a benefit of $1.4 million in 1997. This change is due to continued net operating losses.

     NET LOSS. Primarily as a result of the foregoing, the Company reported a net loss of $20.1 million in 1998 compared to a net loss of $82.0 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary financing source consists of three accounts receivable sale programs with affiliates of NCFE. Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling Acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling Acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of December 31, 1999, the Company had outstanding advances of approximately $196 million of receivables financing, of which approximately $79 million related to billed receivables and approximately $117 of which related to future receivables. Financing related to the purchase of future receivables is reflected as long-term debt in the accompanying financial statements. The Coastal Program provides for the purchase of up to $115 million of receivables and terminates on June 30, 2001. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2001. Of the total purchase commitments of $260 million on these facilities, the remaining availability for purchases is approximately $38 million at December 31, 1999. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.94% to approximately 12.50% per annum on the outstanding amount of uncollected purchased current and future receivables. The Company also borrowed $6.7 million from NCFE under a note dated December 14, 1999. The funds were used to terminate the billing agreement with a subsidiary of Per Se Technologies, Inc. and to acquire certain of its billing operations in December 1999. The note is repayable in nine monthly installments beginning January 14, 2000, including interest at 13% per annum.

     Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through June 30, 2001. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The line of credit is secured by substantially all of the Company's assets, including pledges of the common stock of each of its subsidiaries. There is no outstanding balance as of December 31, 1999. The Company borrowed and repaid $1 million under this facility during 1998.

     The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing and future accounts receivable, as more fully discussed below, and the sale of certain of its subsidiaries. The Company's principal uses of cash have been to support operating activities. Net cash used in operating activities was $23.8 million and $17.2 million in 1999 and 1998, respectively. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash used in investing activities in 1999 was $71.4 million, mainly attributable Sterling acquisition. Net cash provided by investing activities in 1998 was $5.9 million, which was derived primarily from cash received from divestitures. In 1999, the net cash provided by financing activities was $95.1 million. During 1999, the Company had net borrowings of $95.1 million. In 1998, the net cash provided by financing activities was $2.4 million. During 1998, the Company had net borrowings of $2.3 million. As a result of the aforementioned, cash and cash equivalents decreased from $45 thousand at December 31, 1998 to $0 at December 31, 1999.

     On March 3, 1998, Dr. Bertram E. Walls made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the 10 trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the 10 trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten times the conversion price for the Common Stock. On May 1, 1998, Dr. Scott acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. Subsequent to approval by the holders of the Common Stock in July 1999, the Series D Preferred was converted into 10 shares of Common Stock for each share of Preferred Stock, or 4,449,740 shares of Common Stock, in November 1999.

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

     For the foreseeable future, to continue as a going concern, the Company will depend upon NCFE to fund its working capital needs either by purchases of accounts receivable or through the line of credit. The Company's accounts receivables sales programs and line of credit with NCFE have been extended to June 30, 2001 and beyond. Management believes that NCFE will be able to fulfill the Company's needs. The consolidated financial statements do not include any adjustments to the financial statements that might be necessary should NCFE not provide the necessary working capital or should the Company be unable to continue as a going concern.

OTHER TRENDS AND UNCERTAINTIES

     The health care industry has seen numerous consolidations and combinations led by a number of major health care companies that are now experiencing some financial difficulties. Many of those companies have embarked on divestiture programs to eliminate unprofitable operations. The Company divested its non-core businesses during 1997 and 1998, expanded its core business through the acquisition of Sterling in 1999 and focused its efforts on improving operations, increasing revenue and decreasing costs. While there have been improvements in operations within the Company's core businesses, the Company continues to incur significant losses.

     Although the Company has continued its marketing efforts, the number of new contracts obtained has been lower than that historically experienced by the Company. Management attributes the reduced rate of new business development to several factors, including increased competition from local and regional groups, increased payment and reimbursement pressures on hospitals, consolidation and closures involving client hospitals and the Company's financial condition. The Sterling Acquisition initially increased the number of contracts by 129. The Company anticipated there would be a loss of contracts once the operations were out of bankruptcy and hospitals were no longer bound by the automatic stay under the United States Bankruptcy Code. Since the acquisition, 30 contracts from the Sterling Acquisition have been terminated. While the Company believes it has an excellent record in providing services, it believes that its financial condition has been an impediment to the awarding of new contracts that it would otherwise have received. Hospital administrators have expressed concerns about awarding and renewing contracts both as to operational ability and financial viability of companies operating in the Company's industry. The Company believes its success is dependent upon retaining and renewing existing contracts and obtaining new hospital contracts. The Company has not been able to add new contracts or renew existing contracts at a rate that allows continued expansion of the Company's business.

     The Emergency Physician Management business is under pressure industry-wide as government reimbursement programs and private insurance programs seek to contain and reduce medical costs at the same time that the costs of delivering those services continue to rise. In late March 1997, the Health Care Financing Administration ("HCFA") indicated that it will no longer allow companies to obtain group provider numbers to bill Medicare claims for services rendered by their independent contractor physicians. The Company took steps to individually enroll the independent contractor physicians and to modify the contractual arrangement with independent contractor physicians in order to comply with HCFA's interpretation of the reimbursement regulations. Efforts to individually enroll the independent contractor physicians depend upon their cooperation. To date, the Company has not experienced any significant problems in enrolling the physicians and, as of June 1999, had substantially completed the individual enrollment process.

     Prior to July 1999, Sterling Healthcare Group, Inc. was also subject to these enrollment requirements, but had not completed the individual enrollment of its independent contractor physicians. Effective with the Company's acquisition of the operations of Sterling Healthcare Group, Inc., the US Bankruptcy Court issued orders that allowed the Company additional time to individually enroll the physicians, continue to bill and collect using group provider numbers and to enter into new contractual arrangements with the former Sterling independent contractor physicians in order to comply with HCFA's interpretation of the reimbursement regulations.

     The Company is making progress in the re-enrollment process for the former Sterling independent contractors in order to bring the Company into compliance with HCFA's requirements. Although the court orders have provided the Company some assurances that the independent contractors will be reimbursed for their services, some delays in reimbursement may occur and the Company may incur additional costs to complete this process; however, the full financial impact is not known at this time.

     In certain states, the interpretation of laws prohibiting a corporation from providing medical care may apply to the Company's business. This affects the ability to contract directly with a hospital to provide services. In those states, the Company forms a professional corporation or professional association ("PC/PA") to contract with the hospital. Generally, the PC/PA has a sole shareholder who is a physician and, in most cases, is a Company shareholder. The PC/PA, as well as the sole shareholder of the PC/PA, enters into a share transfer agreement with the Company that allows the Company, among other things, to change the sole shareholder at the Company's will with no more than a nominal cost and no significant adverse impact on the Company or the PC/PA. The PC/PA also contracts with the Company via a services agreement for various management services such as physician scheduling, making disbursements to physicians and vendors, or providing accounting and tax services, etc. In exchange for these services, the PC/PA assigns all accounts receivable to the Company. The Company has evaluated these standardized agreements including their provisions as to the 10-year term of the contractual relationship and termination provisions. Based on these provisions, as well as the Company's control established through the share transfer agreements, and the Company's ability to reset the financial terms of the services agreements at will, the Company believes that these standardized agreements meet the criteria contained in Emerging Issues Task Force Consensus 97-2 "Application of APB Opinion No. 16, Business Combinations, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" that require consolidation.

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

     The Company has attempted to stabilize its labor force, limit the use of temporary personnel and non-physician independent contractors and minimize professional fees. The Company has also reduced overhead costs associated with its Sterling Acquisition. Sterling's headquarters office in Miami was closed in January, 2000 and functions were transferred to the corporate office in Durham, North Carolina. Various administrative and support functions historically provided by the corporate office in Durham have been significantly reduced, eliminated completely or redeployed to the operating companies requiring those functions. As a result of these reductions, the Company is dependent upon the retention of certain key employees.

     Developments in the health care industry are also expected to impact the Company's financial performance and operating strategy. These developments include trends of medical expenses in HMOs and other businesses where the risk of higher medical costs is assumed, as well as changing levels of utilization in hospital-based and clinic operations. The Company may experience a reduction in visits as a result of utilization policies of managed care plans. Additionally, the Company will be subject to changes in premiums and levels of reimbursement from payors including HMOs, insurance companies, Medicare and Medicaid.

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

     The billing company that billed for substantially all of the Sterling contracts prior to the Sterling Acquisition and after the acquisition until December 14, 1999, had reached agreements to settle claims arising from investigations by the United States Department of Justice and the United States Attorney. The billing company entered into a Corporate Integrity Agreement with respect to its coding and billing practices with the Office of the Inspector General of the Department of Health and Human Services on September 2, 1998. This Agreement, which has a term of sixty-five months, provides that the government will not seek to exclude the billing company from participation in governmental health care programs and requires the billing company to continue its existing compliance program, augmented by an annual third-party review and additional reporting requirements. If the billing company was not compliant with its Corporate Integrity Agreement during the period of time it performed billing services for the Company, the Company could be liable for any overpayments it received as reimbursement for claims submitted on behalf of the Company.

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

YEAR 2000 ISSUES

     The Company places significant reliance upon information technology for day to day operations. The Company's reliance on non-Information Technology systems is not significant. In 1997, the Company began a review of computer applications and platforms to determine that they were Year 2000 compliant before December 31, 1999. The Company completed the review of all applications and has not experienced any significant problems or adverse consequences with its major applications. The costs of the project were not material and a significant reallocation of resources was not required to address Year 2000 issues.

     The Company relies on a number of outside parties to process claims for emergency department visits. The outside parties are computer processing and telecommunications vendors, insurance companies, HMOs and entities that process claims on behalf of Medicare and state Medicaid programs. The Company is not aware of any significant problems or adverse consequences encountered by the outside parties that have had, or may have, an adverse impact on the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Auditors                                                23

Consolidated Balance Sheets, December 31, 1999 and 1998                       24

Consolidated Statements of Operations, Years ended

December 31, 1999, 1998 and 1997                                              25

Consolidated Statements of Shareholders' Equity (Deficit)
  and Comprehensive Income (Loss), Years ended
  December 31, 1999, 1998 and 1997                                            26

Consolidated Statements of Cash Flows, Years ended

December 31, 1999, 1998 and 1997                                              27

Notes to Consolidated Financial Statements                                    28

THE BOARD OF DIRECTORS AND SHAREHOLDERS
PHYAMERICA PHYSICIAN GROUP, INC.


     We have audited the accompanying consolidated balance sheets of PhyAmerica Physician Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhyAmerica Physician Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                        KPMG LLP


Raleigh, North Carolina
April 14, 2000

PHYAMERICA PHYSICIAN GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         DECEMBER 31,   DECEMBER 31,
                                                             1999           1998
                                                          ----------     ----------
                    ASSETS
Current assets:
   Cash and cash equivalents                              $        0     $       45
   Trade accounts receivable, net                             25,113         29,216
   Reserves held by NCFE                                      16,167          5,400
   Accounts receivable, other                                  2,329            686
   Receivables from related party                              1,129             54
   Prepaid expenses and other current assets                   7,194          5,411
                                                          ----------     ----------
Total current assets                                          51,932         40,812
                                                          ----------     ----------

Property and equipment, at cost, less accumulated              7,651          7,171
depreciation
Excess of cost over fair value of net assets acquired,        24,158          2,248
net
Other assets                                                   5,042          4,843
                                                          ----------     ----------
Total assets                                              $   88,783     $   55,074
                                                          ==========     ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities and other short-term borrowings     $    7,477     $      433
   Accounts payable                                           30,277         22,559
   Payables to related party                                       0          1,277
   Accrued physician fees and medical costs                   18,429          9,986
   Accrued expenses                                            8,191          7,429
                                                          ----------     ----------
Total current liabilities                                     64,374         41,684
                                                          ----------     ----------

Long-term debt, excluding current maturities                 120,736         77,109
                                                          ----------     ----------
Total liabilities                                            185,110        118,793
                                                          ----------     ----------

Shareholders' equity (deficit):
Preferred stock $.01 par value; shares authorized 10,000
    Series D convertible preferred stock shares
       authorized 1,200; shares issued and outstanding
       0 and 445, respectively                                     0              4
Additional paid-in capital preferred stock                         0          2,061
Common stock $.01 par value; shares authorized
  100,000; shares issued and outstanding 42,573
  and 37,832, respectively                                       426            378
Additional paid-in capital                                   178,285        176,197
Common stock warrants                                          1,675          1,691
Retained earnings (accumulated deficit)                     (276,713)      (244,050)
Accumulated other comprehensive income                             0              0
                                                          ----------     ----------
Total shareholders' equity (deficit)                         (96,327)       (63,719)
                                                          ----------     ----------
Total liabilities and shareholders' equity (deficit)      $   88,783     $   55,074
                                                          ==========     ==========

          See accompanying notes to consolidated financial statements.

PHYAMERICA PHYSICIAN GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  1999           1998           1997
                                               ----------     ----------     ----------
Operating revenue, net                         $  264,710     $  294,221     $  424,841

Costs and expenses:
  Physician and other provider services           199,812        234,038        359,165
  Medical support services                         34,734         33,374         40,720
  Selling, general and administrative              43,992         35,188         81,332
  Goodwill impairment                                   0              0          4,343
  Related party expense, net                        1,403          1,602          5,016
                                               ----------     ----------     ----------
Total costs and expenses                          279,941        304,202        490,576

Loss on divested assets, net (including
losses on divestitures to related parties
of $0, $1,595 and $1,179, respectively)                 0         (1,595)        (1,453)
                                               ----------     ----------     ----------

Operating loss                                    (15,231)       (11,576)       (67,188)
                                               ----------     ----------     ----------
Other income (expense):
  Interest expense                                (14,456)        (8,675)       (15,536)
  Interest income                                     258            116            628
  Other related party income (expense), net          (358)           203             15
  Other, net                                       (2,876)          (206)        (1,300)
                                               ----------     ----------     ----------
 Total other expense                              (17,432)        (8,562)       (16,193)
                                               ----------     ----------     ----------

Loss before income taxes                          (32,663)       (20,138)       (83,381)

Benefit for income taxes                                0              0          1,400
                                               ----------     ----------     ----------

Net loss                                       $  (32,663)    $  (20,138)    $  (81,981)
                                               ==========     ==========     ==========
Net loss per common share:
Basic and diluted loss per share               $    (0.84)    $    (0.53)    $    (3.08)
                                               ==========     ==========     ==========

Shares used to compute loss per share,             38,697         37,676         26,623
basic and diluted                              ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

PHYAMERICA PHYSICIAN GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

                                                    Shares of                     Additional     Shares of
                                    Comprehensive   Preferred      Preferred    Paid-in Capital   Common         Common
                                    Income (loss)     Stock          Stock      Preferred Stock    Stock          Stock
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                 0     $        0     $        0         24,126     $      241
                                                    ----------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash                          0              0              0             82              1
   Conversion of preferred stock                        (1,164)           (12)       (13,478)        11,638            116
   Issuance of stock related to receivable sales             0              0              0          1,000             10
   Directors' stock compensation                             0              0              0             14              0
   Exercise of common stock warrants                         0              0              0            187              2
   Payment of proxy contest costs                           33              1            982              0              0
   Payment of litigation costs                              46              1          1,657              0              0
   Payment of rent costs                                 1,085             10         10,839            240              3
   Payment of consulting costs                               0              0              0            200              2
   Issuance of common stock warrants                         0              0              0              0              0
   Employee stock compensation awards                        0              0              0              6              0
Comprehensive income (loss):
   Net loss                             (81,981)             0              0              0              0              0
   Other comprehensive income (loss),
      net of tax                             18              0              0              0              0              0
                                     ----------
Total comprehensive income (loss)       (81,963)
                                     ==========     ----------------------------------------------------------------------
Balance at December 31, 1997                                 0              0              0         37,493            375
                                                    ----------------------------------------------------------------------

Shares issued:
   Employee stock purchase for cash                          0              0              0            217              1
   Directors' stock compensation                             0              0              0            122              2
   Issuance of stock related
     to convertible debenture                              445              4          2,061              0              0
Comprehensive income (loss)
   Net loss                             (20,138)             0              0              0              0              0
   Other comprehensive income (loss),
     net of tax                              74              0              0              0              0              0
                                     ----------
Total comprehensive income (loss)       (20,064)
                                     ==========     ----------------------------------------------------------------------
Additional expense related
  to fair market value of warrants                           0              0              0              0              0
Gain on sale of divested assets                              0              0              0              0              0
                                                    ----------------------------------------------------------------------
Balance at December 31, 1998                               445              4          2,061         37,832            378
                                                    ----------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash                          0              0              0            230              2
   Exercise of warrants for stock                            0              0              0             61              1
   Conversion of preferred stock                          (445)            (4)        (2,061)         4,450             45
Comprehensive income (loss)
   Net loss                             (32,663)             0              0              0              0              0
   Other comprehensive income (loss),
     net of tax                               0              0              0              0              0              0

Total comprehensive income (loss)       (32,663)
                                     ==========     ----------------------------------------------------------------------
----------------------------
BALANCE AT DECEMBER 31, 1999                                 0     $        0     $        0         42,573     $      426
============================                        ======================================================================

                                                                                                Accumulated
                                                                                  Retained         other          Total
                                                    Additional      Common        Earnings     Comprehensive   Shareholders'
                                                     Paid-in         Stock      (Accumulated       income         Equity
                                                     Capital        Warrants       Deficit)        (loss)       (Deficit)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                        $  144,070     $      987     $ (141,931)           136          3,503
                                                    ----------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash                         98              0              0              0             99
   Conversion of preferred stock                        13,371              0              0              0             (3)
   Issuance of stock related to receivable sales           928              0              0              0            938
   Directors' stock compensation                           228              0              0              0            228
   Exercise of common stock warrants                     1,245         (1,247)             0              0              0
   Payment of proxy contest costs                            0              0              0              0            983
   Payment of litigation costs                               0              0              0              0          1,658
   Payment of rent costs                                   237              0              0              0         11,089
   Payment of consulting costs                             186              0              0              0            188
   Issuance of common stock warrants                         0          1,842              0              0          1,842
   Employee stock compensation awards                       11              0              0              0             11
Comprehensive income (loss):
   Net loss                                                  0              0        (81,981)             0        (81,981)
   Other comprehensive income (loss),
      net of tax                                             0              0              0             18             18

Total comprehensive income (loss)
                                                    ----------------------------------------------------------------------
Balance at December 31, 1997                           160,374          1,582       (223,912)           154        (61,427)
                                                    ----------------------------------------------------------------------

Shares issued:
   Employee stock purchase for cash                         93              0              0              0             94
   Directors' stock compensation                           226              0              0              0            228
   Issuance of stock related
     to convertible debenture                                0              0              0              0          2,065
Comprehensive income (loss)
   Net loss                                                  0              0        (20,138)             0        (20,138)
   Other comprehensive income (loss),
     net of tax                                              0              0              0             74             74

Total comprehensive income (loss)                            0

Additional expense related
  to fair market value of warrants                           0            109              0              0            109
Gain on sale of divested assets                         15,504              0              0           (228)        15,276
                                                    ----------------------------------------------------------------------
Balance at December 31, 1998                           176,197          1,691       (244,050)             0        (63,719)
                                                    ----------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash                         53              0              0              0             55
   Exercise of warrants for stock                           15            (16)             0              0              0
   Conversion of preferred stock                         2,020              0              0              0              0
Comprehensive income (loss)
   Net loss                                                  0              0        (32,663)             0        (32,663)
   Other comprehensive income (loss),
     net of tax                                              0              0              0              0              0

Total comprehensive income (loss)
----------------------------                        ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                        $  178,285     $    1,675     $ (276,713)             0        (96,327)
============================                        ======================================================================

          See accompanying notes to consolidated financial statements.

PHYAMERICA PHYSICIAN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1999           1998           1997
                                                          ----------     ----------     ----------
Cash flows from operating activities:
Net loss                                                  $  (32,663)    $  (20,138)    $  (81,981)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation                                                   1,472          3,023          5,510
Amortization                                                   2,398            411            760
Loss on disposition of subsidiaries                                0              0          1,453
Loss on disposal of fixed assets, net                            333            137          2,211
(Gain) loss on sale of marketable
  securities and investments                                       0           (576)           576
Goodwill impairment loss                                           0              0          4,343
Write-down of related party receivables                            0          1,595              0
Change in assets and liabilities, net of effects
  from acquisitions and dispositions:
    Trade accounts receivable, net                             9,143         (2,725)        53,401
    Reserves held by NCFE                                       (524)           996         (6,396)
    Accounts receivable, notes receivable and other           (1,643)         8,841        (14,007)
    Receivables from related party                            (2,352)         8,478          8,850
    Refundable income taxes                                        0              0          2,498
    Prepaid expenses and other current assets                  3,952          2,395          6,076
    Other assets                                                (149)         1,286          3,959
    Accounts payable, accrued expenses
      and income taxes payable                                 3,137        (17,848)       (10,279)
    Accrued physicians fees and medical costs                 (6,935)        (3,083)        (2,278)
                                                          ----------     ----------     ----------
                    Total adjustments                          8,832          2,930         56,677
                                                          ----------     ----------     ----------
Net cash used in operating activities                        (23,831)       (17,208)       (25,304)
                                                          ----------     ----------     ----------

Cash flows from investing activities:
     Purchases of marketable securities
       and investments, net                                        0            (42)    $   (5,577)
     Proceeds from sale of marketable
       securities and investments                                  0              0          5,574
     Proceeds from maturity of marketable
       securities and investments                                  0            752          2,507
     Purchases of property and equipment, net                   (131)        (1,399)        (1,543)
     Acquisition of subsidiaries, net of cash acquired       (71,271)             0              0
     Disposition of subsidiaries, net of cash sold                 0          6,612         12,261
                                                          ----------     ----------     ----------
          Net cash (used in) provided by
             investing activities                            (71,402)         5,923         13,222
                                                          ----------     ----------     ----------

Cash flows from financing activities:
     Borrowing of debt                                        95,133          2,315          1,298
     Cash payments for debt issue costs                            0              0           (633)
     Net proceeds from issuances of preferred stock                0              0         10,000
     Net proceeds from issuances of common stock                  55             94             99
                                                          ----------     ----------     ----------
          Net cash provided by financing activities           95,188          2,409         10,764
                                                          ----------     ----------     ----------
          Net decrease in cash and cash equivalents              (45)        (8,876)        (1,318)
Cash and cash equivalents at beginning of year                    45          8,921         10,239
                                                          ----------     ----------     ----------
Cash and cash equivalents at end of year                  $        0     $       45     $    8,921
                                                          ==========     ==========     ==========

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                        $   15,068     $    8,673     $    9,360
          Income taxes                                           401            180          2,479

          See accompanying notes to consolidated financial statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   GENERAL

     PhyAmerica Physician Group, Inc. (the "Company" or "PhyAmerica") is a physician management company which provides a broad range of health care and administrative services to physicians, hospitals, government agencies, managed care programs and other health care organizations. Such services consist primarily of the provision of physician coverage to hospital and government facility clients, and the provision of billing and collection services to various health care practitioners. The Company operates on a nationwide basis. In July 1999, the Company changed its name from Coastal Physician Group, Inc.

     For the foreseeable future, to continue as a going concern, the Company will depend upon National Century Financial Enterprises, Inc. ("NCFE") to fund its working capital needs either by purchases of accounts receivable or through the line of credit. The Company's accounts receivables sales programs and line of credit with NCFE have been extended to June 30, 2001 and beyond. Management believes that NCFE will be able to fulfill the Company's needs. The consolidated financial statements do not include any adjustments to the financial statements that might be necessary should NCFE not provide the necessary working capital or should the Company be unable to continue as a going concern.

B.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of PhyAmerica and its wholly-owned subsidiary companies. All significant intercompany balances and transactions have been eliminated in consolidation. In certain states, the interpretation of laws prohibiting a corporation from providing medical care may apply to the Company's business. This affects the ability to contract directly with a hospital to provide services. In those states, the Company forms a professional corporation or professional association ("PC/PA") to contract with the hospital. Generally, the PC/PA has a sole shareholder who is a physician and, in most cases, is a Company shareholder. The PC/PA, as well as the sole shareholder of the PC/PA, enters into a share transfer agreement with the Company that allows the Company, among other things, to change the sole shareholder at the Company's will with no more than a nominal cost and no significant adverse impact on the Company or the PC/PA. The PC/PA also contracts with the Company via a services agreement for various management services such as physician scheduling, making disbursements to physicians and vendors, or providing accounting and tax services, etc. In exchange for these services, the PC/PA assigns all accounts receivable to the Company. The Company has evaluated these standardized agreements including their provisions as to the 10-year term of the contractual relationship and termination provisions. Based on these provisions, as well as the Company's control established through the share transfer agreements, and the Company's ability to reset the financial terms of the services agreements at will, the Company believes that these standardized agreements meet the criteria contained in Emerging Issues Task Force Consensus 97-2 "Application of APB Opinion No. 16, Business Combinations, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" that require consolidation.

C.   CASH AND CASH EQUIVALENTS AND REGULATORY REQUIREMENTS

     Cash in excess of daily requirements invested in short-term investments with maturities of three months or less are considered to be cash equivalents for financial statement purposes.

     Noncash investing and financing activities are as follows:

                     (In Thousands)                     1999        1998        1997
                                                      --------    --------    --------
     Conversion of debenture and related interest     $     --    $  2,065    $     --
     Issuance of stock under directors' deferred
        compensation plan                                   --         228         228
     Issuance of stock in lieu of cash for                  --          --       4,004
        expenses
     Issuance of warrants                                   --          --       1,842
     Conversion of warrants to common stock                 16          --       1,248
     Conversion of preferred stock to common stock       2,065          --      13,489
     Warrants purchase price adjustment                     --         109          --
     Unrealized appreciation of available for
        sale securities                                     --          74          18
     Disposition of subsidiaries                            --      15,504          --

D.   ACCOUNTS RECEIVABLE AND RESERVES HELD BY NCFE

     In June 1997,  the Company and certain of its  subsidiaries  entered into a number of Sale and Subservicing Agreements with National Century Financial Enterprises, Inc. ("NCFE") and its affiliates, whereby certain eligible accounts receivable were sold to NCFE (See Note 5). Eligible trade accounts receivable are comprised primarily of amounts due from hospitals under flat rate contracts and amounts due under fee-for-service contracts from patients, government-sponsored health care programs and other third party payors such as insurance companies and self-insured employers. Ineligible receivables are comprised primarily of amounts billed to individuals not covered by insurance and certain other minor fee-for-service receivables deemed to be ineligible by NCFE and not sold. These receivables are geographically dispersed throughout the United States.

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

     Reserves held by NCFE represent a portion of the proceeds from the sales of accounts receivable to provide for underpayments by payors or other payment defaults. The amount of the reserves are determined by the various agreements and are a percentage of the net eligible accounts receivable sold. At the time an account receivable is fully collected by NCFE, remaining reserve balances applicable to the account receivable are returned to the Company.

E.   DEPRECIATION

     Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the assets as follows:


               Buildings                           31 1/2 years
               Leasehold improvement               5 years
               Furniture and equipment             3 to 10 years
               Automobiles                         3 years

F.   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The assets and liabilities of acquired entities accounted for under the purchase method of accounting are adjusted to their estimated fair values as of the acquisition dates. The amounts recorded as excess of cost over fair value of net assets acquired ("goodwill") represent amounts paid that exceed estimated fair values assigned to the assets and liabilities of each acquired business. Such amounts are being amortized on a straight-line basis over periods ranging from five to twenty years, depending on the specific circumstances of each acquisition. Accumulated amortization of goodwill was $3,396,000 and $998,000 at December 31, 1999 and 1998 respectively.

     Under Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", management performs an evaluation of the carrying value and remaining amortization periods of unamortized amounts. In connection with the ongoing application of SFAS 121, management performs such an evaluation whenever events or changes in circumstances occur which indicate such carrying values may not be recoverable. With the exception of the matters related to goodwill impairment discussed in Note 2, no such events or changes in circumstances were identified during 1999, 1998 or 1997. Management considers the performance of acquired hospital contracts to be the most important indicator of possible impairment.

G.   REVENUE AND MEDICAL COST RECOGNITION

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

     During 1998 and 1997, the Company recognized capitation revenue from employers and prepaid managed care plans that contract with the Company for the delivery of health care services on a monthly basis. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. Premium revenue for prepaid healthcare is recognized as earned on a pro rata basis over the contract period.

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

H.   PRESENTATION OF EXPENSES

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

I.   PER SHARE DATA

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and the dilutive potential common shares, such as dilutive stock options and warrants. The computation of diluted net loss per share of common stock was antidilutive in each of the periods presented; therefore the amounts reported for basic and diluted are the same.

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

L.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation. Such reclassifications had no impact on net loss or shareholders' equity (deficit) as previously reported.

M.   RECENT ACCOUNTING PRONOUNCEMENTS

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

N.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes that the carrying value of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Company's long term debt approximates its carrying balance.

2.   ACQUISITIONS

     In July 1999, in order to expand its Emergency Physician Management business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. This acquisition (the "Sterling Acquisition") increased the number of emergency department staffing contracts in the Emergency Physician Management business from approximately 151 to 280 (since reduced to approximately 241 as of December 31, 1999 through contract attrition). In addition, on December 14, 1999 the Company acquired from a subsidiary of Per Se Technology, Inc., the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per Se Acquisition"). The Company paid $6.7 million to terminate the billing agreement with Per Se Technologies, Inc. and to acquire the billing operations assets. The acquisitions were accounted for in accordance with the purchase method of accounting, and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition dates. The excess purchase price over the estimated fair market value of the net assets acquired is being amortized on a straight line basis over 5 years for the Sterling Acquisition and 10 years for the PerSe Acquisition. Unaudited pro forma results of operations for the Sterling acquisition are not presented because the historical results of operations are not indicative of the results of operations of the business going forward due to the short term nature of the contracts and the financial condition during bankruptcy of the business acquired. Unaudited pro forma results of operations for the Per Se acquisition are not presented because the transaction was not a significant acquisition.

     As of December 31, 1999, the Company had received funds from NCFE totaling approximately $117.4 million for which repayment has been waived until June 30, 2001, provided the Company remains in compliance with the terms and conditions of its various agreements with NCFE. The Company remains dependent upon NCFE to continue to purchase eligible accounts receivable and to provide funds pursuant to the $20 million revolving line of credit described above in order to fund its operations.

3.   TRADE ACCOUNTS RECEIVABLE AND OPERATING REVENUE

Trade accounts receivable, net, consisted of the following:

                                                          As of December 31,
                                                        -----------------------
                     (In thousands)                       1999            1998
                                                          ----            ----
Gross trade receivables                                 $35,923         $31,460
Less allowance for contractual adjustments
and uncollectibles                                      (10,810)         (2,244)
                                                        -------         -------

Trade accounts receivable, net                          $25,113         $29,216
                                                        =======         =======

Operating revenues, net consisted of the following:

                                       For the years ended December 31,
                                    -----------------------------------------
            (In thousands)             1999            1998            1997
                                       ----            ----            ----

Gross non-capitated revenue         $ 558,900       $ 381,161       $ 451,596
Gross capitated revenue                     0          92,370         163,533
                                    ---------       ---------       ---------
Total gross revenue                   558,900         473,531         615,129
Less contractual adjustments and
uncollectibles                       (294,190)       (179,310)       (190,288)
                                    ---------       ---------       ---------
Operating revenue, net              $ 264,710       $ 294,221       $ 424,841
                                    =========       =========       =========

4.   PROPERTY AND EQUIPMENT

     The cost, accumulated depreciation, and book value of property and equipment are summarized as follows:

                                           December 31,
     (In Thousands)                     1999         1998
                                      --------     --------
     Land                             $  1,325     $  2,375
     Buildings                           3,427        3,184
     Leasehold improvements              2,373        2,350
     Construction in progress              282          112
     Furniture and equipment            17,724       17,033
     Automobiles                           143          143
                                      --------     --------

     Total                              25,274       25,197
     Less accumulated depreciation     (17,623)     (18,026)
                                      --------     --------

     Net property and equipment       $  7,651     $  7,171
                                      ========     ========

5.   BORROWINGS

     Long-term debt consisted of the following:

                                                               December 31,
     (In Thousands)                                         1999         1998
                                                         ---------     --------
     Funds received from NCFE:
     NPF-XI, base rate of 10.94%                         $  44,798     $ 47,036
     NPF-VI, base rate of 12.5%                             30,281       23,315
     NPF-WL, base rate of 10.94%                             3,921        3,817
     NPF-XII, base rate of 10.8%                            38,370           --
                                                         ---------     --------
        Total amounts due to NCFE                          117,370       74,168

     Term note payable in monthly installments
     through September 2000 bearing interest
     at 13.0%                                                6,738           --

     Obligations under capital leases                        3,426        3,231
     Other                                                     679          143
                                                         ---------     --------
     Total                                                 128,213       77,542
     Less current maturities                                (7,477)        (433)
                                                         ---------     --------
     Long term portion                                   $ 120,736     $ 77,109
                                                         =========     ========

     The Company's primary financing source consists of three accounts receivable sale programs with affiliates of NCFE. Under these programs, NCFE purchases qualified receivables generated by the Company, acquired by the Company from independent contractor physicians and advances funds for the rights to future receivables. The proceeds from these sales and advances are used to fund the Company's working capital needs. Cash received for the rights to future receivables is recorded as long-term debt in the accompanying consolidated balance sheets.

     One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling Acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling Acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of December 31, 1999, the Company had outstanding advances of approximately $196 million of receivables financing, of which approximately $79 million related to billed receivables and approximately $117 of which related to future receivables. The Coastal Program provides for the purchase of up to $115 million of receivables and terminates on June 30, 2001. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2001. Of the total purchase commitments of $260 million on these facilities, the remaining availability for purchases is approximately $38 million at December 31, 1999. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.94% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables. The Company also borrowed $6.7 million from NCFE under a note dated December 14, 1999. The funds were used to terminate the billing agreement with a subsidiary of Per Se Technologies, Inc. and to acquire certain of its billing operations in December 1999. The note is repayable in nine monthly installments beginning January 14, 2000, including interest at 13% per annum.

     Pursuant to a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through June 30, 2001. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The availability under the line of credit was reduced from $40 million on October 30, 1998, by an amount equal to one-half, or $7.5 million, of the net proceeds received in connection with the sale of HPSE and reduced to $20 million effective February 1, 2000. There is no outstanding balance as of December 31, 1999. The Company borrowed and repaid $1 million under this facility during 1998. On March 31, 2000, the expiration date of the line of credit was extended from July 1, 2000 to June 30, 2001. The line of credit is secured by substantially all of the assets of PhyAmerica Physician Group, Inc., including pledges of the common stock of each of its subsidiaries.

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

     As of December 31, 1999, the Company had received funds from NCFE totaling approximately $117.4 million for which repayment has been waived until June 30, 2001, provided the Company remains in compliance with the terms and conditions of its various agreements with NCFE. The Company remains dependent upon NCFE to continue to purchase eligible accounts receivable and to provide funds pursuant to the $20 million revolving line of credit described above in order to fund its operations.

     The Company has received waivers from NCFE related to all events of non-compliance with debt covenants as of December 31, 1999.

     The assets represented by the obligations under capital leases shown above consist primarily of one building having a cost basis of $3,041,000 and accumulated depreciation of $843,000 and $746,000 as of December 31, 1999 and 1998, respectively.

     The following is a schedule of maturities of long-term debt and minimum lease payments under capital leases as of December 31, 1999 (in thousands):

                                  Long term debt    Capital leases      Total
                                  --------------    --------------    --------
2000                                 $  7,043           $  498        $  7,541
2001                                  117,674              488         118,162
2002                                        5            3,392           3,397
2003                                        5               --               5
2004                                        6               --               6
Thereafter                                 54               --              54
                                     --------           ------        --------
Totals                               $124,787           $4,378        $129,165
                                     ========           ======

Less amount representing interest on capital leases                        952
                                                                      --------
                                                                       128,213
Less current maturities                                                  7,477
                                                                      --------
                                                                      $120,736
                                                                      ========

6.   DIVESTITURES

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

7.   SEGMENT INFORMATION

     During the years ended December 31, 1999, 1998, and 1997, the Company had four reportable segments: emergency physician management, government services, billing and business management services and divested businesses. The emergency physician management group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics emergency physician management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The government services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The billing and business management services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's emergency physician management and are also marketed independently to unaffiliated providers. Divested businesses in 1998 consist of two health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. Divested businesses in 1997 consist of one health plan that was divested in 1997 and the Company's clinic and other miscellaneous operations. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments. "All other" also includes amounts related to eliminations.

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


YEAR ENDED DECEMBER 31, 1999

                                 Emergency                                                Total
                                 Physician       Gov't                      Divested    Reportable        All
(In Thousands)                   Management     Services      Billing       Segments     Segments        Other         Totals
------------------------------------------------------------------------------------------------------------------------------
Revenue from external sources    $ 228,291     $  17,752     $  18,689     $      --     $ 264,732     $     (22)    $ 264,710

Intersegment revenues                   --            --        16,274            --        16,274            --        16,274

Interest expense                    10,788         3,459             2            --        14,249           207        14,456

Depreciation and amortization        3,004            28           695             2         3,729           141         3,870

Segment profit (loss)              (24,361)       (2,482)        5,719          (204)      (21,328)      (11,335)      (32,663)

Segment assets                      67,542         3,682        15,819         2,411        89,454          (671)       88,783

                                RECONCILIATIONS

     The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

Revenues for the year ended December 31, 1999

Total external revenues for reportable segments                      $  264,732
Intersegment revenues for reportable segments                            16,274
Other revenue                                                               (22)
Elimination of intersegment revenues                                    (16,274)
                                                                     ----------
        Total consolidated revenues                                  $  264,710
                                                                     ==========

Profit or Loss for the year ended December 31, 1999

Total loss for reportable segments                                   $  (21,328)
Other profit or loss                                                    (11,335)
                                                                     ----------
        Loss before income taxes and extraordinary item              $  (32,663)
                                                                     ==========

Assets as of December 31, 1999

Total assets for reportable segments                                 $   89,454
Other assets                                                               (671)
                                                                     ----------
Total consolidated assets                                            $   88,783
                                                                     ==========

YEAR ENDED DECEMBER 31, 1998

                                 Emergency                                                Total
                                 Physician       Gov't                     Divested     Reportable       All
(In Thousands)                   Management     Services      Billing      Segments      Segments       Other        Totals
-----------------------------------------------------------------------------------------------------------------------------
Revenue from external sources    $ 164,700     $  20,185     $  16,164    $  92,895     $ 293,944     $     277     $ 294,221

Intersegment revenues                   --            36        12,710           --        12,746            --        12,746

Interest expense                     6,065         2,599            --           65         8,729           (54)        8,675

Depreciation and amortization          591            55         1,331        1,132         3,109           325         3,434

Segment profit (loss)               (7,957)       (1,791)        1,492       (7,018)      (15,274)       (4,864)      (20,138)

Segment assets                      30,781         4,798        11,529        2,585        49,693         5,381        55,074

Reconciliations
---------------

     The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

Revenues for the year ended December 31, 1998

Total external revenues for reportable segments                      $  293,944
Intersegment revenues for reportable segments                            12,746
Other revenue                                                               277
Elimination of intersegment revenues                                    (12,746)
                                                                     ----------
        Total consolidated revenues                                  $  294,221
                                                                     ==========

Profit or Loss for the year ended December 31, 1998

Total loss for reportable segments                                   $  (15,274)
Other profit or loss                                                     (4,864)
                                                                     ----------
        Loss before income taxes and extraordinary item              $  (20,138)
                                                                     ==========

Assets as of December 31, 1998

Total assets for reportable segments                                 $   49,693
Other assets                                                              5,381
                                                                     ----------
Total consolidated assets                                            $   55,074
                                                                     ==========

YEAR ENDED DECEMBER 31, 1997

                                 Emergency                                                 Total
                                 Physician       Gov't                      Divested     Reportable       All
(In Thousands)                   Management     Services      Billing       Segments      Segments       Other        Totals
------------------------------------------------------------------------------------------------------------------------------
Revenue from external sources    $ 202,174     $  23,065     $  14,126     $ 185,071     $ 424,436     $     405     $ 424,841

Intersegment revenues                   --           621        13,298            --        13,919            22        13,941

Interest expense                     4,893           575             2           161         5,631         9,905        15,536

Depreciation and amortization        1,173           133         1,957         2,129         5,392           878         6,270

Segment profit (loss)              (17,187)       (2,098)       (4,178)      (32,226)      (55,689)      (27,692)      (83,381)

Segment assets                      29,223         2,078        13,088        50,200        94,589         4,942        99,531

Reconciliations
---------------

     The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

Revenues for the year ended December 31, 1997

Total external revenues for reportable segments                      $  424,436
Intersegment revenues for reportable segments                            13,919
Other revenue                                                               405
Elimination of intersegment revenues                                    (13,919)
                                                                     ----------
        Total consolidated revenues                                  $  424,841
                                                                     ==========

Profit or Loss for the year ended December 31, 1997

Total loss for reportable segments                                   $  (55,689)
Other profit or loss                                                    (27,692)
                                                                     ----------
        Loss before income taxes and extraordinary item              $  (83,381)
                                                                     ==========

Assets as of December 31, 1997

Total assets for reportable segments                                 $   94,589
Other assets                                                              4,942
                                                                     ----------
Total consolidated assets                                            $   99,531
                                                                     ==========

8.   GOODWILL IMPAIRMENT

     During 1997, the Company recognized goodwill impairment losses of $4,343,000 related to goodwill associated with (i) certain long-lived assets of entities identified for sale by the Company and (ii) certain acquired operations. No goodwill impairment losses were recognized in 1999 or 1998.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the carrying amount of the long-lived assets and identifiable intangibles associated with assets specifically identified for sale was compared to the estimated fair value of the assets, less estimated costs to sell. Fair value was based on the estimated amount at which the assets could be sold in a current transaction based on management's evaluations and discussions with the Company's outside financial advisors. Reevaluation using this methodology resulted in impairment losses recognized in the second quarter of 1997 of $4,200,000 for Better Health Plan, Inc., ("BHP") a New York-based Medicaid managed care entity acquired in 1995.

        The primary underlying factor contributing to the decision to reevaluate the carrying value of goodwill associated with certain acquired operations of CPS was the termination of a significant number of contracts. The reevaluation resulted in a write-off of goodwill of $143,000 in the fourth quarter of 1997.

9.   INCOME TAXES

     Benefit (provision) for income taxes consisted of the following:


                                            Year Ended December 31,
(In Thousands)                            1999       1998       1997
                                        -------    -------    -------
Current:
     Federal                            $    --    $    --    $ 1,400
     State                                   --         --         --
Deferred:
     Federal                                 --         --         --
     State                                   --         --         --
                                        -------    -------    -------

Benefit (provision) for income taxes    $    --    $    --    $ 1,400
                                        =======    =======    =======

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

(In Thousands)                                     Years Ended December 31,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ----------
Deferred tax assets:
     Net operating loss carry forward              $   87,449     $   77,863

     Reserve for liabilities                            4,159          1,711

     Depreciation of equipment and amortization         2,227            356

     Other                                              2,571          2,473
                                                   ----------     ----------
Total gross deferred tax                               96,406         82,403

Less valuation allowance                              (95,611)       (81,407)
                                                   ----------     ----------

Net deferred tax assets                            $      795     $      996
                                                   ==========     ==========
Deferred tax liabilities:
     Deferred revenue and prepaid expenses         $      795     $      996
                                                   ----------     ----------
Total gross deferred tax liabilities               $      795     $      996
                                                   ==========     ==========
Net deferred tax assets                            $       --     $       --
                                                   ==========     ==========

     The valuation reserve for the year ended December 31, 1999 increased by $14,204,000 primarily due to current year loss carryforwards. The net change in the total valuation reserve for the year ended December 31, 1998 was an decrease of $4,926,000. Due to the recent history of losses by the Company, it is the view of management that a valuation reserve is necessary for the net deferred assets of the Company.

     As of December 31, 1999 the Company had federal loss carryforwards of approximately $205,000,000. In addition, as of December 31, 1999, the Company had state loss carryforwards of approximately $254,000,000. These net operating loss carryforwards expire at various dates to 2015.

     The Company experienced a change in ownership within the meaning of Section 382 of the Internal Revenue Code during July 1996. A change in ownership occurs when there is a more than 50% change in ownership, computed using 5% or more shareholders, over a period of time not to exceed 3 years. As of December 31, 1999, the Company's cumulative ownership change since July 1996 was approximately 32%. Should future ownership cause a more that 50% cumulative change, the Company's ability to use federal and state loss carryforwards could be subject to significant limitation.

     A reconciliation of the benefit (provision) for income taxes to the amount computed by applying the 34% statutory federal income tax rate to income (loss) before income taxes is as follows:

                                                Years Ended December 31,
                                            1999          1998          1997
                                          --------      --------      --------
"Expected" benefit (provision)                34.0%         34.0%         34.0%
State income taxes, net of federal
  income tax effect                            5.3%          5.3%          8.1%
Nondeductible purchased goodwill               0.0%          0.4%          6.9%
Change in valuation reserve                  (39.3)%       (40.8)%       (46.5)%
Other                                          0.0%          1.1%         (0.8)%
                                          --------      --------      --------
"Actual" benefit (provision)                   0.0%          0.0%          1.7%
                                          ========      ========      ========

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

     In December 1998, the New York Stock Exchange notified the Company that it did not meet its continuing listing standards and, therefore, would delist its common stock. Effective January 1999, the Company's stock is quoted on the OTC Bulletin Board under the symbol ERDR.

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

     The Company and each of its independent contractor physicians obtain their professional liability insurance coverages on their own behalf from various insurance carriers. Several insurance carriers who underwrote certain portions of these coverages from 1986 to 1992 have announced a moratorium on the payment of claims or have established plans to pay claims in the future based on formal plans of arrangement. The Company has receivables of approximately $1,938,000 at December 31, 1999 (included in other assets in the accompanying consolidated balance sheets) related to certain claims for which reimbursement is still pending. Management continues to evaluate the collectibility of these amounts through communication with the various companies and regulators. At this time, management believes that this amount is collectable.

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

     The Company leases and occupies two office buildings, totaling approximately 52,000 square feet, located in Durham, North Carolina. The lease requires the Company to lease the properties until it purchases the properties no later than June 30, 2002. The purchase price ranges from $5,342,000 to $6,131,000 depending upon the date of purchase. The lessor has the option of requiring the Company to purchase the properties upon 75 days' notice. No notice has been received.

     The Company leases an additional building in Durham, North Carolina that contains approximately 21,600 square feet of space. The lease requires the Company to purchase the leased property, prior to the termination of the lease on June 30, 2002. The purchase price ranges from $3,142,000 to $3,606,000 depending upon the date of purchase. The lessor has the option of requiring the Company to purchase the property upon 75 days' notice. No notice has been received.

     In October and November 1996, three cases styled Ortiz v.Coastal Physician Services of Broward County, Inc., et al., Higgins v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al., and Dukenik v. Coastal Emergency Services of Ft. Lauderdale, Inc. et al. were filed in the Circuit Court for Palm Beach County, Florida seeking statutory damages for alleged violations of Section 559.79 of the Florida Consumer Collection Practices Act as a result of invoices mailed for medical services rendered by contract physicians in emergency medicine for which the Company provided practice management services. The invoices contained language indicating various actions that might be pursued in the event of non-payment, including references to the Attorney General. Plaintiffs have amended their complaints and are seeking only statutory damages of $500 for each alleged violation of the statute, plus attorneys fees. Plaintiffs also filed a motion seeking class certification. On June 22, 1998, plaintiffs filed a Fourth Amended Complaint adding Edward Suggs, President and Chief Executive Officer of HBR and a Director of the Company, Terry Blackwood, formerly Senior Vice President and Chief Financial Officer of HBR, and Edward Gaines, Senior Vice President and General Counsel to HBR, as individual defendants in the action. All of the individual defendants filed motions to dismiss on the grounds of lack of personal jurisdiction, and an Order was entered dismissing all of the individual defendants. Plaintiffs have appealed this Order. On October 28, 1999, the trial court issued its ruling denying Plaintiffs' Motion for Class
Certification, and Plaintiffs have filed an appeal of this ruling. On October 21, 1999, Plaintiffs filed an additional civil action in the North Carolina state courts against Edward Suggs, Terry Blackwood, and Ralph Durr, who was formerly an officer of HBR. The allegations and claims in the North Carolina civil action are substantially similar to those filed in the Florida action. Following a mediation, a comprehensive settlement of all claims was reached in February 2000, resulting in the dismissal of all claims and suits in all jurisdictions.

     On June 17, 1997, Henry J. Murphy, who was President and Chief Executive Officer of the Company from November 1, 1996 to February 28, 1997, filed a lawsuit against the Company alleging that the Company failed to make certain incentive payments to him under his written employment agreement. The lawsuit was originally filed in Forsyth County Superior Court and later transferred to Durham County Superior Court. Under the contract, Mr. Murphy was entitled to receive certain incentive payments or stock warrants in the event that the Company either successfully refinanced its bank debt so as to reduce the amount of debt to certain target levels or sold more than half of its assets or business. Mr. Murphy is alleging that the Company's transaction with National Century Financial Enterprises, Inc. constituted a sale of more than half of the assets of the Company qualifying him to receive certain payments. After some initial discovery, there has been little activity in this suit for approximately two and a half years. The Company believes it has several defenses to the lawsuit and intends to vigorously defend the action, but at this stage of the litigation, the exposure to the Company cannot be determined.

     On February 4, 1998, Jacque J. Sokolov, M.D., who previously served as Chairman of the Company and President of Advanced Health Plans, Inc., a subsidiary of the Company, filed a Demand for Arbitration with J*A*M*S/ENDISPUTE in Los Angeles, California alleging various breaches of an Employment Contract dated November 1994 with the Company. An arbitration was held in August 1999 in Washington, D.C. and the arbitrator entered an award of approximately $2,300,000 in favor of Dr. Sokolov. The arbitration provisions of the Employment Agreement provided that the award of the arbitrator was reviewable by a court of law for errors of law made by the arbitrator. Following the award, the Company filed an action in the U.S. District Court for the Middle District of North Carolina alleging that the arbitrator made errors of law. Dr. Sokolov has filed a Motion to Change Venue of the court proceeding to the U.S. District Court for the District of Columbia. The Company is attempting to reach a settlement of this matter with Dr. Sokolov. If it is not able to reach a settlement of this matter, the Company intends to continue to vigorously challenge the ruling of the arbitrator. The Company has provided a reserve for the amount of the award in its financial statements with respect to this matter.

     On January 8, 1999, Century American Insurance Company and its affiliate, Century American Casualty Company ("Century"), which had previously provided professional liability insurance coverage to the Company and to independent contractor physicians through Medical Group Purchasing Association ("MGPA"), notified the Company and MGPA that it considered the purchase of professional liability insurance from an insurer other than Century to constitute a breach of a Risk Management Agreement between the Company, MGPA and Century. Pursuant to the terms of the Risk Management Agreement, any dispute was required to be resolved by binding arbitration, and on February 24, 1999, Century filed a Complaint in Arbitration with
J*A*M*S/ENDISPUTE against the Company and MGPA seeking damages for the alleged breach and seeking to require the Company and MGPA to accept insurance written by Century. Following an arbitration conducted in July 1999, the arbitrator entered an award in favor of the Company finding it had no liability to Century. The Company and Century have since entered into an agreement terminating the Risk Management Agreement.

     On March 23, 2000, two shareholders filed a lawsuit styled Bosco, et al v. Scott, et al in the U. S. District Court for the District of Delaware, individually and on behalf of all those similarly situated, and derivatively as shareholders of the Company, alleging five claims for relief. The first claim alleges breach of fiduciary duty by the directors, primarily related to the sales of certain assets to Dr. Scott. The second claim is brought against NCFE and Lance Poulsen, Chairman and Chief Executive Officer of NCFE, alleging the aiding and abetting the breach of fiduciary duty by the individual defendents. The third claim is brought derivatively against Dr. Scott, Mr. Poulsen and NCFE alleging violation of the Racketeer Influenced and Corrupt Organizations Act. Count four is brought against the individual directors for allegedly unlawfully amending the Company's Certificate of Incorporation to restrict transferability of the Company's stock. Count five is brought individually against the directors for breach of fiduciary duty in failing to disclose the reason for the delisting of the Company's stock by the New York Stock Exchange in December 1998. The Company believes that the actions taken by management and the Board of Directors in divesting certain operations were appropriate, were done for fair and adequate consideration and have been properly documented and publicly disclosed. The Company intends to vigorously defend the action and, at this stage of the litigation, the exposure to the Company cannot be determined.

     The New York State Department of Taxation and Finance has written a letter to Better Health Plan, Inc. ("BHP") stating that, as a result of an audit of the Corporation Finance Tax return filed by BHP for the period from May 2, 1995 to May 5, 1995, it has determined that an adjustment is required to the BHP tax liability for that period. The Company has requested additional time to review the findings. Based on the limited information available at this time, the exposure to the Company, if any, cannot be determined.

     The Company and its subsidiaries are involved in various legal proceedings incidental to their businesses, substantially all of which involve claims related to the alleged medical malpractice of contracted physicians, contractual and lease disputes or individual employee relations matters. In the opinion of the Company's management, no individual item of this litigation or group of similar items of litigation is likely to have a materially adverse effect on the Company's financial position or results of operations.

12.  RELATED PARTY TRANSACTIONS

     Included as related party expenses, net, or other related party, net in the accompanying Statements of Operations are the following transactions. The Company engaged in transactions with American Alliance Holding Company and certain of its affiliates ("Alliance"), which included Century American Insurance Company ("Century Insurance") until Century Insurance was sold by Alliance to a purchaser unaffiliated with the Company in May 1998. Dr. Scott is the beneficial owner of all of the outstanding shares of Common Stock of Alliance. Amounts paid by the Company to these entities, including amounts paid to Century Insurance through May 1998, net of amounts received, were net payments of $2,275,000 for the year ended December 31, 1999 and net receipts of $6,978,000 for the year ended December 31, 1998 and payments of $4,186,000 for the year ended December 31, 1997. These transactions and relationships are described below.

     The Company and certain of its subsidiaries sublease office space in Durham, North Carolina, consisting of approximately 59,000 square feet in a building owned by American Alliance Realty Company ("Alliance") and leased to Century Insurance. During the years ended December 31, 1999, 1998 and 1997, the Company paid approximately $758,000, $676,000 and $562,000, respectively, under these sublease agreements. The Company, Alliance and Century Insurance are all liable to the holder of a first mortgage on the property for the total rentals specified in the prime lease. However, the Company has an agreement of indemnity from Alliance with respect to the total rentals, and Alliance has an agreement of indemnity from Century Insurance. The prime lease commenced in August 1988 and has a fifteen-year term requiring minimum lease payments of approximately $788,000 per year for years one through five, $959,000 per year for years six through ten and $1,166,000 per year for years eleven through fifteen.

     The Company leased office space from corporations controlled by Dr. Scott and paid rent to such corporations during 1999, 1998, and 1997 of $73,000, $33,000 and $286,000, respectively. As discussed below, the Company entered into a termination of the remaining lease obligations for certain office space under lease through 2002.

     As of December 31, 1997, the Company held several unsecured promissory notes bearing interest at rates from 5.84% to 12% per annum in the aggregate amount of $8,003,000, as well as several other receivables in the amount of $1,402,000 from Scott Medical LLC. The promissory notes and other receivables arose in connection with the acquisition of Integrated Provider Networks, Inc. ("IPN"), Practice Solutions, Inc. ("PSI"), Sunlife, the South Florida Clinics, the Additional Clinics, the Sunlife Receivables and the Clinic Receivables by Scott Medical LLC in May and December, 1997. In accordance with the terms of the notes, the principal amounts of the notes and accrued interest were decreased during 1998 by approximately $937,000 due to lower than expected collections on the related accounts receivable. Additionally, in accordance with the terms of the purchase agreement, the purchase price for the sale of IPN was adjusted in 1998 by approximately $658,000 as a result of lower than expected collections on the related accounts receivable. The combined balance of these notes as of December 31, 1999 is $1,620,000. In addition, the Company made payments of approximately $1,445,000 to entities controlled by Dr. Scott for health insurance premiums and other reimbursements net of management fees and other receipts during 1999.

     On March 3, 1998, Bertram E. Walls, M.D., a Director of the Company, made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the 10 trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the 10 trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten times the conversion price for the Common Stock. On May 1, 1998, Dr. Scott acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. Subsequent to approval by the holders of the Common Stock in July 1999, the Series D Preferred was converted into 10 shares of Common Stock for each share of Preferred Stock, or 4,449,740 shares of Common Stock, in November 1999.

     On March 18, 1998, PhyAmerica Physician Group, Inc. (the "Company") completed the sale of Doctors Health Plan, Inc. ("Doctors Health Plan") to DHP Holdings, LLC (the "Purchaser") for a price of $5,993,532. The Purchaser is a privately held limited liability company controlled by Dr. Scott. The Purchaser acquired all of the outstanding stock of Doctors Health Plan in the transaction. Because the sale was to a significant shareholder, $7,619,000, representing the difference in the sales price and the negative equity of the subsidiary, was recorded as a contribution to capital. For a period of 12 months from the closing, the Company had the right to market and sell Doctors Health Plan to potential third party purchasers. No third party purchasers were identified prior to March 18, 1999.

     On October 30, 1998, the Company completed the sale of Health Enterprises, Inc., whose primary operating subsidiary is HealthPlan Southeast, Inc. ("HPSE"), to Dr. Scott. Dr. Scott acquired all of the outstanding stock of HPSE in a transaction which is effective as of October 1, 1998 for financial reporting purposes. The Purchase Price of $15 million was used to decrease debt. Because the sale was to a significant shareholder, $7,885,000, representing the difference in the sales price and the equity of the subsidiary, was recorded as a contribution to capital. For a period of 12 months from the closing, the Company had the right to market and sell HPSE to potential third party purchasers. No third party purchasers were identified prior to October 1, 1999.

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

13.  OPERATING LEASES

     The Company leases office space (see Note 12) and equipment under noncancelable operating leases which have terms of one to five years remaining at December 31, 1999. Rent expense related to noncancelable office space and equipment leases amounted to $3,408,000 $2,146,000 and $9,963,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease payments required under noncancelable operating leases as of December 31, 1999, are as follows: 2000 - $2,906,340; 2001 - $2,206,086;
2002 - $992,303; 2003 - $180,339; and 2004 - $87,780.

14.  STOCK OPTIONS AND STOCK COMPENSATION

     At December 31, 1999, the Company had four stock-based compensation plans, which are described below. The Company continues to apply APB Opinion 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its three fixed stock option plans and its stock purchase plan since options were issued at the stocks' then current market value. The Company did not adopt the new fair value based method of accounting for stock compensation plans. Under FASB 123, companies that do not adopt the fair value based method of accounting for stock compensation plans and continue to follow the provisions of APB Opinion 25, are required to make pro forma disclosures of net income and earnings per share as if they had adopted the fair value accounting method. Had compensation cost for the Company's four stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, there would have been no material effect on the Company's net loss and loss per share for the years ended December 31, 1999, 1998 and 1997.

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

     Under an employee stock purchase plan adopted in 1994, the Company is authorized to issue up to 1,000,000 shares of common stock to its full-time employees and part-time employees working 20 or more hours a week, all of whom are eligible to participate after six months of service. Under the terms of the plan, employees can choose to have from 1% to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 90 percent of the lesser of the market price of the common stock as of the first or last day of each quarter. If no such price is reported for that day, the market price of the last preceding day for which such price is reported is used. Under the Plan, the Company sold 230,000 shares, 217,000 shares, and 82,000 shares to employees in 1999, 1998 and 1997, respectively.

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

     A summary of the status of the Company's three fixed stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:

                                                           1999                      1998                      1997
                                                    Weighted-Average            Weighted-Average          Weighted-Average
                                            Shares       Exercise      Shares       Exercise      Shares      Exercise
Fixed Options                                (000)        Price         (000)        Price         (000)       Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year              1,004     $   12.68        2,095     $   21.95        2,014    $   25.60
Granted                                          --            --            4          0.75          626         1.96
Exercised                                        --            --           --            --           --           --
Forfeited                                       (67)         6.66       (1,095)        30.39         (545)       12.46
                                          ----------------------------------------------------------------------------
Outstanding at end of year                      937     $   13.11        1,004     $   12.68        2,095    $   21.95
                                           ----------------------------------------------------------------------------
Options exercisable at year-end                 480     $   23.74          497     $   23.61          827    $   31.46

Weighted-average fair value of options
  granted during the year                               $      --                  $    0.75                 $    1.96

The following table summarizes information about fixed stock options outstanding at December 31, 1999.

                                        Options Outstanding         Options Exercisable
                                      Weighted       Weighted                     Weighted
                                   Avg. Remaining      Avg.         Number          Avg.
                      Outstanding    Contractual     Exercise    Exercisable      Exercise
                      at 12/31/99       Life          Price      at 12/31/99        Price
Range of Exercise        (000)                                       (000)
$  0.75 to 5.25            461          7.39           $1.98            4           $5.25
11.50 to 13.88             103          4.32           13.20          103           13.20
16.00 to 25.75             215          4.65           23.81          215           23.81
26.75 to 30.25             126          4.22           29.93          126           29.93
34.50 to 38.00              32          4.56           35.11           32           35.11
------------------------------------------------------------------------------------------
$  0.75 to 38.00           937          5.90          $13.11          480          $23.74

15.  RETIREMENT PLAN

     The Company  has a qualified  contributory  savings  plan as allowed  under
Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and, until September 1998, required a minimum contribution from the Company based on the participant's contribution. Participants may elect to defer up to 12% of their annual compensation by contributing the deferred amounts to the plan. The Company made contributions of $0, $431,000 and $760,000 to the plan during the years ended December 31, 1999, 1998 and 1997, respectively.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The  following  is  a  summary  of  the  unaudited   quarterly  results  of
operations:

                                        First    Second      Third     Fourth
Year ended December 31, 1999           Quarter   Quarter    Quarter    Quarter
                                      --------- ---------  ---------  ---------
Operating revenue, net                 $50,695   $49,186   $ 80,032    $84,797

Operating income (loss)                     17    (1,789)    (8,140)    (5,319)

Loss before income taxes                (2,336)   (4,760)   (15,176)   (10,391)

Net loss                                (2,336)   (4,760)   (15,176)   (10,391)

Basic and diluted loss per share         (0.06)    (0.13)     (0.40)     (0.26)

Weighted average number of shares
outstanding                             37,832    37,943     37,989     40,237

                                        First    Second      Third     Fourth
Year ended December 31, 1998           Quarter   Quarter    Quarter    Quarter
                                      --------- ---------  ---------  ---------
Operating revenue, net                 $87,877   $78,692   $ 79,392    $48,260

Operating loss                          (2,659)   (3,468)      (347)    (5,102)

Loss before income taxes                (4,593)   (6,115)    (2,445)    (6,985)

Net loss                                (4,593)   (6,115)    (2,445)    (6,985)

Basic and diluted loss per share         (0.12)    (0.16)     (0.06)     (0.19)

Weighted average number of shares
outstanding                             37,516    37,665     37,700     37,791

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

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information with respect to the executive officers and directors of the Company and executive officers of subsidiaries of the Company who have significant policy-making authority:



        Name                        Age                  Position
--------------------------------------------------------------------------------
Steven M. Scott, M.D.               52         Chairman of the Board, President
                                               and Chief Executive Officer
Bertram E. Walls, M.D.  (1)         48         Director
Eugene F. Dauchert, Jr.             46         Director, Secretary, Executive
                                               Vice President
Edward L. Suggs, Jr.                48         Director, President and Chief
                                               Executive Officer, Healthcare
                                               Business Resources, Inc.
Charles E. Potter (1)               56         Director
Sherman M. Podolsky, M.D.           49         Director, President, PhyAmerica
                                               Physician Services of South
                                               Florida, Inc.
W. Randall Dickerson                46         Executive Vice President and
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

     Dr. Walls, an independent consultant, has been a director since 1991. He served as President and Chief Executive Officer of Doctors Health Plan, Inc., a former subsidiary of the Company, through September 30, 1999. The Company sold Doctors Health Plan, Inc. on March 18, 1998. Dr. Walls also served as President of Coastal Emergency Physician Management Group, Inc. from January through December 1994. Effective January 1, 1995, Dr. Walls became the President and Chief Executive Officer of Century American Insurance Company ("Century Insurance"). From 1992 to 1993, Dr. Walls was the President of Sunlife OB/GYN Services, Inc., a subsidiary of the Company, as well as its Chief Medical

Officer from 1991 to 1993. He is board certified in obstetrics and gynecology and is a member of the clinical faculty at Duke University Medical Center. Dr. Walls received a B.S. degree in Science from North Carolina A&T State University and his medical degree from Duke University. He completed his residency in obstetrics and gynecology at Duke University Medical Center. In addition, Dr. Walls holds an MBA degree from the Duke Fuqua School of Business.

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

     Dr. Podolsky became a director on January 1, 1998, and is President of PhyAmerica Physician Services of South Florida Inc., a subsidiary of the Company. Dr. Podolsky has also served as Senior Vice President of Medical and Corporate Affairs and Senior Medical Officer for Coastal Emergency Services of Ft. Lauderdale, Inc., a subsidiary of the Company, since 1991. He is a member of the American College of Emergency Physicians. He received his medical education from Chicago Medical School and completed his Emergency Medicine Residency at the University of California, San Francisco and is a member of the American College of Emergency Physicians. Prior to joining the Company, Dr. Podolsky held the position of Chairman of Emergency Medicine at Albert Einstein Medical Center in Philadelphia and also served on the faculty of UCLA and Stanford University.

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

     To the Company's knowledge, based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that no other reports were required for those persons during 1999, all Section 16(a) filing requirements applicable to the Company's officers, directors, and greater than ten percent shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by all individuals serving as the President and Chief Executive Officer of the Company during 1999 and its four other most highly compensated executive officers who were serving as executive officers at December 31, 1999 (collectively, the "Named Executive Officers"), for services rendered to the Company or its subsidiaries during the years ended December 31, 1999, 1998 and 1997, as applicable:

                           SUMMARY COMPENSATION TABLE

                                                                        Long-term
                                                                      Compensation
                                 Annual Compensation                     Awards
                                 -------------------     Other Annual  Securities      All Other
                                      Salary    Bonus    Compensation  Underlying    Compensation
Name and Principal Position    Year     ($)      ($)         ($)      Options/SARs(#)   ($) (1)
-------------------------------------------------------------------------------------------------
Steven M. Scott, M.D.          1999   433,333      ---          ---           ---        2,016
Chairman of the Board,         1998   400,000      ---          ---           ---        5,416
President and Chief            1997   400,000      ---          ---           ---        4,290
Executive Officer of the
Company

Eugene F. Dauchert, Jr.        1999   193,500   82,487          ---           ---          452
Director and Executive Vice    1998   190,000      ---          ---       100,000        3,645
President.                     1997   160,000   54,745          ---           ---        4,405

Edward L. Suggs, Jr.           1999   220,000      ---          ---           ---          592
Director, President and        1998   228,462      ---          ---           ---        4,342
Chief Executive Officer,       1997   213,654   50,769          ---       100,000        4,049
Healthcare Business
Resources, Inc. (2)

Sherman M. Podolsky, M.D.      1999   260,000   48,900          ---           ---          661
Director, President,           1998   242,430   28,800          ---           ---        4,411
PhyAmerica Physician           1997   176,667   50,000          ---           ---        3,563
Services of South Florida,
Inc. (3)

W. Randall Dickerson           1999   180,000   20,000          ---           ---          452
Executive Vice President and   1998   154,734      ---          ---           ---          273
Chief Financial Officer        1997   126,182   80,000          ---           ---           97

-----------------
(1) Includes, for 1999, premiums paid for group life insurance policies of $2,016, $452, $592, $661, and $452 for Dr. Scott, Mr. Dauchert, Mr. Suggs, Dr.
Podolsky, and Mr. Dickerson, respectively.

(2) Healthcare Business Resources, Inc. is a subsidiary of the Company.

(3) PhyAmerica Physician Services of South Florida, Inc. is a subsidiary of the Company.

AGGREGATED OPTION/SAR EXERCISES AND OPTION/SAR VALUES

        The following table provides certain information concerning the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such officers' unexercised options at December 31, 1999:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                       Unexercised at Fiscal Year-End (1)
                                             Number of Securities
Name                                     Unexercisable    Exercisable
----                                     -------------    -----------
Eugene F. Dauchert, Jr.                        73,883       100,000
Edward L. Suggs, Jr.                          154,292       100,000
Sherman M. Podolsky, M.D.                      23,939        50,000
W. Randall Dickerson                            5,012        20,000
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

EMPLOYMENT AND CERTAIN OTHER AGREEMENTS

Steven M. Scott, M.D.

     In April 1991, Dr. Scott and the Company entered into a five-year employment agreement that renews automatically each year, unless either party gives notice of non-renewable, and terminates in any event when Dr. Scott reaches age 70. The employment agreement provides for an annual base salary of $500,000, which is to be reviewed annually by, and can be increased at the discretion of, the Compensation Committee. Dr. Scott is also entitled to incentive compensation in an amount determined at the discretion of the Compensation Committee, based on its consideration of the Company's financial results, the development, implementation and attainment of strategic business planning goals and objectives, increases in the Company's revenues and operating profits, and other factors deemed relevant by the Compensation Committee in evaluating Dr. Scott's performance. Although not a requirement, the target for Dr. Scott's incentive compensation is two percent of the Company's earnings before interest and taxes, not to exceed his annual base salary. In addition, the Compensation Committee may grant Dr. Scott discretionary bonuses from time to time.

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

     Effective January 1, 1999, Mr. Dauchert entered into an amended employment agreement which provided for the divestiture bonus and the increase in base salary for the period July 1, 1998 through December 31, 1998 to be deferred until January 1, 1999 and paid during the first six months of 1999. The amendment deferred the annual increase in base salary from July 1, 1999 to January 1, 2000 and provides for certain incentive bonuses as follows: (i) an incentive bonus payable based upon significant mergers, acquisitions, divestitures, recoveries or refinancings being successfully completed, (ii) a bonus equal to 2.5% of base salary per quarter based upon the net profitability of the Company, (iii) a discretionary bonus of up to 15% of annual base salary, and (iv) an aggregate cap on all bonuses during any one year equal to 40% of base salary.

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

Sherman M. Podolsky, M.D.

     On January 1, 1998, Dr. Podolsky entered into an employment agreement with Coastal Physician Services of South Florida, Inc. (now known as PhyAmerica Physician Services of South Florida, Inc.,"PPS of South Florida"), a subsidiary of the Company. The initial term of the agreement is from January 1, 1998 through December 31, 2000. Under the agreement, Dr. Podolsky serves as the President and Chief Executive Officer of PPS of South Florida. Dr. Podolsky receives an annual base salary of $300,000, subject to annual review and adjustment as of each January 1 during the term of the agreement. Dr. Podolsky will be eligible for incentive bonuses based upon certain cash improvement target quotas and other factors which are established by the President of PhyAmerica Physician Services, Inc. The employment agreement imposes certain confidentiality obligations upon Dr. Podolsky and contains a covenant not to compete with PPS of South Florida or its affiliates or solicit its employees for a specified period of time.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Except as indicated under "Security Ownership of Management," there are no shareholders known to the Company to be the beneficial owners of more than five percent of the Company's common stock as of December 31, 1999.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of December 31, 1999 by: (i) each director of the Company; (ii) the Company's Chief Executive Officer and its three other most highly compensated executive officers; and (iii) all current directors and executive officers of the Company as a group. Except as otherwise indicated, each stockholder named has sole voting and investment power with respect to such stockholder's securities.


 Name and Address (1)                Amount and Nature               Percent of
 of Beneficial Owner              of Beneficial Ownership             Class (2)
--------------------------------------------------------------------------------
Steven M. Scott, M.D.                     22,782,383  (3)               53.6
Bertram E. Walls, M.D.                     1,648,564  (4)                3.9
Charles E. Potter                            191,277  (5)                  *
Edward L. Suggs, Jr.                         135,391  (6)                  *
Sherman M. Podolsky, M.D.                     69,415  (7)                  *
Eugene F. Dauchert, Jr.                        8,883  (8)                  *
W. Randall Dickerson                           5,012  (9)                  *
Shares owned by all
directors and executive
officers as a group
(7 persons):                              24,696,825  (10)              58.1
------------------------

(1) The address for all persons listed is c/o PhyAmerica Physician Group, Inc., 2828 Croasdaile Drive, Durham, NC 27705.
(2)  An asterisk (*) indicates less than one percent.
(3) Includes share held by entities that are controlled by Dr. Scott, including 5,434,977 shares held by Scott Medical Partners LLC, 1,703,334 shares held by American Alliance Holding Company, 1,500,000 shares held by Doctors Health Plan, Inc., 815,000 shares held by Scott Medical Partners II Limited Partnership, 7,150,000 share held by S & B Investors, 995,223 shares held by SMS Revocable Trusts dated December 15, 1993, and 119,143 shares held by S and W Limited Partnership. Dr. Scott disclaims beneficial ownership of shares held by Doctors Health Plan, Inc. Also includes 535,766 shares held by a partnership, the partners of which are Dr. Scott and certain trusts established for the benefit of Dr. Scott's children. Dr. Scott has sole investment power with respect to these shares, but has sole voting power with respect to only 390,666 shares. Voting power with respect to the remaining 145,100 shares is held by Dr. Walls, as trustee of the trusts. Also includes 79,100 shares held by Mrs. Scott as to which Dr. Scott disclaims beneficial ownership. Dr. Scott also disclaims beneficial ownership of the shares held by American Alliance Holding Company. The remaining 4,449,840 shares are held by Dr. Scott directly.

(4) Includes 145,100 shares with respect to which Dr. Walls has voting power and Dr. Scott has investment power. Such shares also are included under the beneficial ownership of Dr. Scott. Also includes 1,171,695 shares held by certain trusts established for the benefit of Dr. Scott's children with respect to which Dr. Walls, as trustee, holds voting and investment power. Includes 2,000 shares owned directly by Dr. Walls, 7,000 shares subject to presently exercisable stock options and 177,669 shares reserved for issuance under the Deferred Compensation Plan.
(5) Includes 5,000 shares subject to presently exercisable stock options and 186,277 shares reserved for issuance under the Deferred Compensation Plan.
(6) Includes 114,292 shares subject to presently exercisable stock options and 265 shares owned by Mr. Suggs' wife. Mr. Suggs disclaims beneficial ownership of the shares held by his wife.
(7)  Includes 23,939 shares subject to presently exercisable stock options.
(8)  Includes 3,883 shares subject to presently exercisable stock options.
(9)  Includes 5,012 shares subject to presently exercisable stock options.
(10) Includes 159,126 shares subject to presently exercisable stock options and 363,946 shares reserved for issuance under the Deferred Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company engaged in transactions with entities owned or controlled by Dr. Scott including American Alliance Holding Company and certain of its affiliates ("Alliance"), which included Century American Insurance Company ("Century Insurance") until Century Insurance was sold by Alliance to a purchaser unaffiliated with the Company in May 1998. Dr. Scott is the beneficial owner of all of the outstanding shares of common stock of Alliance. Amounts paid by the Company to these entities, including amounts paid to Century Insurance through May 1998, net of amounts received, were net payments of $2,275,000 for the year ended December 31, 1999, net receipts of $6,978,000 for the year ended December 31, 1998 and net payments of $4,186,000 for the year ended December 31, 1997. These transactions and relationships are described below.

     On January 1, 1998, the Company and Medical Group Purchasing Association ("MGPA") entered into a Risk Management Agreement with Century Insurance pursuant to which Century Insurance agreed to provide, and the Company and MGPA agreed to purchase, insurance policies providing professional liability insurance for the Company and the physicians and other medical and clinical providers under contract with the Company. The initial term of the agreement was four years and the agreement thereafter automatically renewed for additional one year terms unless either party give notice of non-renewal by July 1 of the year preceding the renewal term. The Company and MGPA had the ability to "opt out" of coverage under the policy in the event that a competitive policy was located at a price less than 85% of the quoted premium from Century Insurance for coverage on substantially the same terms and conditions. The agreement could also be canceled by the Company and MGPA by giving notice by July 1 of a policy year and paying a termination fee equal to 10 percent of the insurance premium in effect if terminated in year two, 7.5 percent if terminated during year 3 and 5 percent if terminated thereafter.

     Effective December 31, 1998, the Company and the MGPA elected to "opt out" of coverage under the policy and agreed to purchase insurance policies from an unaffiliated company to provide professional liability insurance for the Company and the physicians and other medical and clinical providers under contract with the Company. In February 1999, Century Insurance instituted an arbitration procedure against the Company (see Legal proceedings). Following the arbitration, an award was entered in favor of the Company, and the parties thereafter agreed to terminate the Risk Management Agreement.

     The Company and certain of its subsidiaries sublease office space in Durham, North Carolina, consisting of approximately 59,000 square feet in a building owned by American Alliance Realty Company ("Alliance Realty"). During the year ended December 31, 1999, the Company paid approximately $758,000 under these lease agreements. The Company and Alliance Realty are all liable to the holder of a first mortgage on the property for the total rentals specified in the prime lease. However, the Company has an agreement of indemnity from Alliance Realty with respect to the total rentals. The prime lease commenced in August 1988 and has a fifteen-year term requiring minimum lease payments of approximately $788,000 per year for years one through five, $959,000 per year for years six through ten and $1,166,000 per year for years eleven through fifteen.

     The Company leased office space from corporations controlled by Dr. Scott and paid rent to such corporations during 1999 of $73,000. As discussed below, the Company entered into a termination of the remaining lease obligations for certain office space under lease through 2002.

     Effective May 31, 1997, the Company sold certain assets related to seven primary care clinics operated by the Company (the "May Clinic Sale") to Scott Medical Group LLC ("Scott Medical"). Scott Medical is a privately held limited liability company which is controlled by Dr. Scott. The purchase price for the assets of the seven clinics was $388,657 paid pursuant to a promissory note due May 31, 1998, with interest at 12% per annum, which was paid in full. In addition, Scott Medical gave a promissory note in the amount of $803,088 for certain other assets, primarily accounts receivable, related to two other clinic locations previously sold to unrelated third parties. This note was also due May 31, 1998 with interest at 10% per annum. On June 2, 1998, Scott Medical paid principal and interest of $252,591 of the balance due under the note. As a result of lower than expected collections on the accounts receivable sold, the principal amount of the note was reduced by $571,252 leaving a balance of $2,208 at December 31, 1998. Interest was recalculated based on the adjusted principal amount.

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

     As part of the IPN Sale, Scott Medical assumed all of the lease obligations of a subsidiary of the Company to Chateau Limited Liability Company ("Chateau"), a privately held limited liability company which is controlled by Dr. Scott. The estimated balance of the gross lease payments that were due under the Chateau lease after October 31, 1997 is $2,778,056. The parties negotiated a release fee for the Chateau lease of $750,000 which was credited against the amount Scott Medical owes the Company for expenses advanced with respect to the May Clinic Sale such that the net balance owed was $810,283, which was paid pursuant to the terms of a promissory note due December 31, 1998, plus interest at an annual rate of 5.84%.

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

     On March 18, 1998, the Company completed the sale of DHP to DHP Holdings, LLC ("DHP Holdings") for a price of $5,993,532. DHP Holdings is a privately held limited liability company controlled by Dr. Scott. DHP Holdings acquired all of the outstanding stock of DHP in the transaction.

     After a thorough review of the operations of DHP and the anticipated funding that would likely be required in the balance of 1998, the Company determined that the best course of action was to divest the asset. The Company retained the investment banking firm of Advest, Inc. to advise the Company, to assist in completing the sale and to render a fairness opinion regarding the financial aspects of the transaction. The purchase price was determined by negotiation between the Company and DHP Holdings, and Advest, Inc. advised the Company on the fairness of financial aspects of the transaction.

     The North Carolina Commissioner of Insurance issued an order dated March 11, 1998 exempting the transfer of DHP from the provisions of North Carolina law that pertain to acquisition of control of a domestic insurer. This order required the Company to complete the transaction within thirty days and to convert to equity a $1,100,000 loan made by the Company to DHP on March 2, 1998.

     Immediately prior to the closing of the sale of DHP, the Company made an additional equity contribution required by regulatory authorities in the amount of $993,532 to DHP. As a result, the purchase price of $5,000,000 was increased to $5,993,532 to take into account this equity contribution. The purchase price was paid $993,532 in cash, with the balance paid pursuant to a $5,000,000 promissory note (the "DHP Note") due and payable by March 28, 1998. The DHP Note bears interest after March 28, 1998 at the rate of 12% per annum until paid. The original DHP Note provided that if it was not paid in full within the earlier of
(i) 90 days from March 18, 1998 or (ii) 45 days after the Company gave DHP Holdings notice that it intended to accept a Strike Price (as defined below), DHP Holdings agreed to provide collateral to secure the DHP Note. On June 7, 1998, the Board approved an amendment to the DHP Note providing for an extension of the due date until June 8, 2001, quarterly interest payments and principal payments of $1,000,000 on June 8, 1999, $1,000,000 on June 8, 2000, and the
balance on June 8, 2001. DHP Holdings entered into a Pledge Agreement with the Company dated June 8, 1998, pledging all of the issued and outstanding stock of Alliance as security for the repayment of the amended DHP Note. Effective October 30, 1998, the principal amount of the DHP note and accrued interest of $396,164 were paid and all collateral was released. Proceeds were used to reduce debt of the Company.

     For a period of 12 months from the closing, the Company had the right to market and sell DHP to potential third party purchasers. No third party purchasers were identified prior to March 18, 1999.

     As part of the transaction, the Company agreed to a partial release of its non-compete agreement with Dr. Scott. This partial release allows Dr. Scott to operate health maintenance organizations and similar organizations in all areas, other than those areas in Florida and Georgia where the Company and/or its affiliates operate health maintenance organizations. In addition, the Company agreed that for a one year period following the closing date, the Company will not engage in the business of providing health maintenance organization or similar services in the State of North Carolina and those service areas in the State of South Carolina served by DHP.

     On March 3, 1998, Dr. Walls made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into Common Stock and a new series of preferred stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the 10 trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the 10 trading days ending on June 30, 1998. The conversion price for the preferred stock was ten times the conversion price for the Common Stock. On May 1, 1998, Dr. Scott acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. Subsequent to approval by the holders of the Common Stock in July 1999, the Series D Preferred was converted into 10 shares of Common Stock for each share of Preferred Stock, or 4,449,740 shares of Common Stock, in November 1999. This transaction was not registered under the Securities Act pursuant to the exemption provided by
Section 4(2) thereof for transactions not involving any public offering.

     On October 30, 1998, the Company completed the sale of Health Enterprises, Inc., whose primary operating subsidiary HPSE, to Dr. Scott. Dr. Scott acquired all of the outstanding stock of HPSE in a transaction which is effective as of October 1, 1998 for financial reporting purposes. The purchase price of $15 million was used to decrease debt.

     HPSE is an HMO licensed to operate in the State of Florida with approximately 80,000 members. For the nine months ended September 30, 1998, Health Enterprises, Inc., reported unaudited consolidated revenues of approximately $82,815,000 and net losses of approximately $5,181,000. As a result of these losses, the Company was required to make significant capital contributions to HPSE in 1998 prior to its sale, and the Company anticipated that substantial additional capital contributions would be required during the balance of 1998.

     The Company retained the investment banking firm of Salomon Smith Barney to advise the Company, to assist in completing the sale and advise the Company on the financial aspects of the transaction. After a thorough review of the operations of HPSE and the anticipated funding that would likely be required in the balance of 1998, the Company determined that the best course of action was to divest the asset. The purchase price was determined by negotiation between the Company and Dr. Scott.

     The Florida Department of Insurance issued a consent granting approval of the Purchaser's acquisition of the outstanding voting securities of HPSE.

     As part of the transaction, the Company agreed to a partial release of its non-compete agreement with Dr. Scott. See "Item 11. Executive Compensation."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                  PAGE NUMBER
(A)  1.   FINANCIAL STATEMENTS:                                IN THIS FORM 10-K

          Report of Independent Auditors..............................  23
          Consolidated Balance Sheets, December 31,
          1999 and 1998 ..............................................  24
          Consolidated Statements of Operations, Years Ended
          December 31, 1999, 1998 and 1997............................  25
          Consolidated Statements of Shareholders' Equity
          (Deficit) and Comprehensive Income (Loss), Years
          Ended December 31, 1999, 1998 and 1997......................  26
          Consolidated Statements of Cash Flows, Years Ended
          December 31, 1999, 1998 and 1997............................  27
          Notes to Consolidated Financial Statements..................  28

                                                                  PAGE NUMBER
     2.   FINANCIAL STATEMENT SCHEDULES                        IN THIS FORM 10-K

          Report of Independent Auditors.............................. S-1
          Schedule II--Valuation and Qualifying Accounts.............. S-2

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

Date: April 14, 2000

                                    PHYAMERICA PHYSICIAN GROUP, INC.

                                    By:    /S/ Steven M. Scott, M.D.
                                           -------------------------
                                           Steven M. Scott, M.D.
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                      Title                                  Date
-------------------------------------------------------------------------------------------
/S/ Steven M. Scott, M.D.         Chairman of the Board of Directors,        April 14, 2000
----------------------------      President and Chief Executive Officer
    Steven M. Scott, M.D

/S/ W. Randall Dickerson          Executive Vice President,                  April 14, 2000
----------------------------      Chief Financial Officer and Chief
    W. Randall Dickerson          Accounting Officer

/S/ Bertram E. Walls, M.D.        Director                                   April 14, 2000
----------------------------
    Bertram E. Walls, M.D.

/S/ Eugene F. Dauchert, Jr.       Director                                   April 14, 2000
----------------------------
    Eugene F. Dauchert, Jr.

/S/ Edward L. Suggs, Jr.          Director                                   April 14, 2000
----------------------------
    Edward L. Suggs, Jr.

/S/ Sherman M. Podolsky, M.D.     Director                                   April 14, 2000
----------------------------
    Sherman M. Podolsky, M.D.

/S/ Charles E. Potter             Director                                   April 14, 2000
----------------------------
    Charles E. Potter

Report of Independent Auditors

The Board of Directors and Shareholders
PhyAmerica Physician Group, Inc.

Under the date of April 14, 2000, we reported on the consolidated balance sheets of PhyAmerica Physician Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG LLP

Raleigh, North Carolina
April 14, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                              Additions
                                 Balance at   Charged to   Charged to              Balance
                                 Beginning    Costs and       Other                at End
Description                      of Period     Expenses     Accounts  Deductions  of Period
--------------------------------------------------------------------------------------------
Year ended December 31, 1999      $  2,244     $294,190     $189,226   $474,850    $ 10,810
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1998      $ 12,865     $179,310     $ 76,573   $266,504    $  2,244
Allowance for contractual
adjustments and uncollectibles


Year ended December 31, 1997      $ 97,169    $ 190,288     $ 56,079   $ 330,671   $ 12,865
Allowance for contractual
adjustments and uncollectibles

                                  EXHIBIT INDEX

Exhibit
Number                             Description
--------------------------------------------------------------------------------

2.1 Stock Purchase Agreement As Of January 1, 1998 By And Among Coastal Physician Group, Inc., Coastal Managed Healthcare, Inc., and DHP Holdings, LLC (1)

2.2 Asset Purchase Agreement, dated May 24, 1999, by and between the Company and Sterling Healthcare, Inc. (2)

2.3 Amendment to Asset Purchase Agreement, dated June 21, 1999, by and between the Company and Sterling Healthcare, Inc. (2)

2.4 Promissory Note and Security Interest Agreement, dated June 4, 1999, by and between the Company and Sterling Healthcare, Inc. (2)

2.5 Sales and Subservicing Agreement, dated June 30, 1999, by and between the Company and Sterling Healthcare, Inc. (2)

3.1       Amended and  Restated  Certificate  of  Incorporation  (the  "Restated
          Certificate")

3.2       Amendment, dated August 14, 1998 to the Restated Certificate

3.3       Amendment, dated August 2, 1999 to the Restated Certificate

3.5       Amendment to the By-laws (3)

4.1 Amendment to Rights Agreement dated as of December 27, 1996, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina (4)

4.1(a) Amendment to Rights Agreement dated as of May 12, 1997, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina (5)

4.1(b) Amendment to Rights Agreement dated as of June 3, 1997, between Coastal Physician Group, Inc. and First Union National Bank of North Carolina (5)

4.2 Certificate Of Designations, Preferences and Rights of Series D Convertible Preferred Stock Of Coastal Physician Group, Inc. Dated August 13,1998 (6)

10.1 Employment Agreement By and Between Coastal Physician Group, Inc., and Steven M. Scott, M.D. Dated April 1, 1991 (7)

10.2 Partial Release Of Non-Compete Provisions Of Employment Agreement Between Steven M. Scott, M.D. And Coastal Physician Group, Inc. Dated December 31, 1997 (8)

10.3 Partial Release Of Non-Compete Provisions Of Employment Agreement Between Steven M. Scott, M.D. And Coastal Physician Group, Inc. Dated March 18, 1998 (8)

10.4 Second Amendment to Employment Agreement by and between Phyamerica Physician Group, Inc., f/k/A Coastal Healthcare Group, Inc. and Steven
          M. Scott, M.D.

10.5 Restated and Amended Employment By and Between Coastal Physician Group, Inc., and Eugene F. Dauchert, Jr. Dated January 15, 1997 (3)

10.6 Amended And Restated Employment Between Coastal Physician Group, Inc. and Eugene F. Dauchert, Jr. Dated July 1, 1997 (1)

10.7 First Amendment to Employment Between Coastal Physician Group, Inc. and Eugene F. Dauchert, Jr. Dated January 1, 1999 (10)

10.8 Employment Agreement By and Between Healthcare Business Resources, Inc., and Edward L. Suggs, Jr. Dated March 1, 1997 (3)

10.9 Employment Agreement Between Coastal Physician Services Of South Florida, Inc. and Sherman Podolsky, M.D. (1)

10.10 First Amendment to Employment Between Coastal Services Of South Florida, Inc. and Sherman Podolsky, M.D. Dated January 1, 1999

10.11 Sale and Subservicing Agreement by and among Coastal Receivables LLC, as Seller, Coastal Physician Group, Inc. as subservicer, NPF-XI, Inc. as Purchaser, and National Premier Financial Services, Inc. as Servicer. Dated June 6, 1997 (9)

10.12 Form of Sale and Subservicing Agreement by and among HealthPlan Southeast, Incorporated, Better Health Plan, Inc., Coastal Government Services, Inc., Coastal Correctional Healthcare, Inc. and Integrated Provider Networks, Inc. as Sellers and Subservicers, NPF-WL, Inc., as Purchaser, and National Premier Financial Services, Inc. as Servicer. Dated June 6, 1997 (9)

10.13 First Amended and Restated Sale and Subservicing Agreement dated as of April 1, 1998 by and among Coastal Correctional Healthcare, Inc., NPF VI, Inc., and National Premier Financial Services, Inc., as Servicer.
          (10)

10.14 First Amended and Restated Sale and Subservicing Agreement dated as of April 1, 1998 by and among Coastal Government Services, Inc., NPF VI, Inc., and National Premier Financial Services, Inc., as Servicer. (10)

10.15 Loan and Security Agreement by and among Coastal Physician Group, Inc. and NPF X, Inc. Dated June 6, 1997 (9)

10.16     Pledge Agreement, Dated June 6, 1997 (9)

10.17     Employment  Agreement By and Between Coastal Physician Group, Inc. And
          W. Randall Dickerson dated November 1, 1998. (10)

21        Subsidiaries of the Registrant

27        Financial Data Schedule

-----------------------------

(1) Incorporated by reference to the December 31, 1997 Form 10-K filed by the Company on June 5, 1998. (File No. 001-13460)

(2) Incorporated by reference to the Company's Current Report on Form 8-K, filed July 23, 1999.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the Form 8-A/A for the event dated December 27, 1996, filed by the Company on December 30, 1996.

(5) Incorporated by reference to the Form 8-A/A for the event dated May 12, 1997, filed by the Company on June 24, 1997. (File No. 001-13460)

(6) Incorporated by reference to the June 30, 1998 Form 10-Q filed by the Company on August 13, 1998.

(7) Incorporated by reference to the S-1 registration statement, as amended, filed by the Company on June 20, 1991. (File No. 33-40490)

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(9) Incorporated by reference to the Form 8-K for the event dated June 10, 1997, filed by the Company on June 25, 1997. (File No. 001-13460)

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.