Form 10-Q
period 2000-03-31
PHYAMERICA PHYSICIAN GROUP INC
filed 2000-05-22
CIK 874787

United States
               Securities and Exchange Commission
                      Washington, DC  20549

                            Form 10-Q



{X}       Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000

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

          {X} Yes                                                     {  } No

As of April 30, 2000 there were outstanding 42,629,295 shares of common stock, par value $.01 per share.












               PHYAMERICA PHYSICIAN  GROUP,  INC.
                              INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
               Consolidated Balance Sheets at December 31, 1999 and March 31, 2000 (unaudited)
     Unaudited Consolidated Statements of Operations -
     Three months ended March 31, 2000 and 1999
     Unaudited Consolidated Condensed Statements of Cash Flows -
     Three months ended March 31, 2000 and 1999
     Notes to Consolidated Financial Statements
     (Unaudited)
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

PART II - OTHER INFORMATION
     Item 1. Legal Proceedings
     Item 5. Other Information
     Item 6. Exhibits and Other Reports

     SIGNATURES























                 PHYAMERICA PHYSICIAN GROUP, INC.
                   Consolidated Balance Sheets
              (In thousands, except per share data)
                                          March           December
                                           31,              31,
                                          2000             1999
               Assets                   (Unaudite
                                           d)
Current assets:
Cash and cash equivalents             $         -      $         -
Trade accounts receivable, net             31,324           25,113
Reserves held by NCFE                      15,008           16,167
Accounts receivable, other                  2,841            2,329
Receivables from related party                369            1,129
Prepaid expenses and other current          6,462            7,194
assets
          Total current assets             56,004           51,932

Property and equipment, at cost, less       7,486            7,651
accumulated depreciation
Excess of cost over fair value of net      22,953           24,158
assets acquired, net
Other assets                                4,587            5,042
          Total assets                $    91,300      $    88,783

Liabilities and Shareholders' Equity
              (Deficit)
Current liabilities:
Current maturities and other short-   $     5,328      $     7,477
term borrowings
Accounts payable                           31,884           30,277
Accrued physician fees and medical         18,140           18,429
costs
Accrued expenses                            8,713            8,191
          Total current liabilities        64,065           64,374

Long-term debt, excluding current         134,613          120,736
maturities
          Total liabilities               198,678          185,110

Shareholders' equity (deficit):
Common stock $.01 par value; shares
authorized 100,000; shares
issued and outstanding 42,629 and             426              426
42,573, respectively
Additional paid-in capital                178,298          178,285
Common stock warrants                       1,675            1,675
Retained earnings (accumulated          (287,777)        (276,713)
deficit)
          Total shareholders' equity    (107,378)         (96,327)
(deficit)
          Total liabilities and       $    91,300      $    88,783
shareholders' equity (deficit)


   See accompanying notes to consolidated financial statements.



           PHYAMERICA PHYSICIAN GROUP, INC.
         Consolidated Statements of Operations
         (In thousands, except per share data)
                      (Unaudited)
                                  Three months ended
                                      March 31,
                                 2000          1999

Operating revenue, net      $     78,655   $    50,695

Costs and expenses:
Physician and other               61,110        34,907
provider services
Medical support services           8,725         8,431
Selling, general and              15,489         7,250
administrative
Related party expense, net           404            90
Total costs and expenses          85,728        50,678

Operating (loss) income          (7,073)            17

Other income (expense):
Interest expense                 (3,880)       (2,429)
Interest income                       17            63
Other related party income         (101)         (114)
(expense), net
Other, net                          (27)           127
 Total other expense             (3,991)       (2,353)


Loss before income taxes        (11,064)       (2,336)

Benefit for income taxes               -             -

Net loss                    $   (11,064)   $   (2,336)

Net loss per common share:
Basic and diluted loss per  $     (0.26)   $    (0.06)
share


Shares used to compute loss
per share, basic and              42,572        37,832
diluted


   See accompanying notes to consolidated financial
                      statements.














            PHYAMERICA PHYSICIAN GROUP, INC.
    Consolidated Condensed Statements of Cash Flows
                     (In thousands)
                      (Unaudited)
                                          Three Months
                                             Ended
                                           March 31,

                                        2000       1999
Net cash used in operating           $ (11,50    $  (9,45
activities                                3)          8)

Cash flows from investing
activities:
     Purchases of property and         (238)       (158)
equipment, net
          Net cash used in investing   (238)       (158)
activities

Cash flows from financing
activities:
     Borrowing of debt, net            11,728       11,95
                                                       5
     Net proceeds from issuances of       13          11
common stock
          Net cash provided by         11,741       11,96
financing activities                                   6
          Net increase in cash and         0       2,350
cash equivalents
Cash and cash equivalents at               0          45
beginning of period
Cash and cash equivalents at end of  $     0    $  2,395
period


Supplemental disclosures of cash
flow information:
     Cash payments during the period
for:
          Interest                   $ 4,016    $  2,565
          Income taxes                   135          60

   See accompanying notes to consolidated financial
                      statements.





























                PHYAMERICA PHYSICIAN GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

(1) Basis of  Presentation

The accompanying consolidated financial statements of PhyAmerica Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.


(2) Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income and its components. This Statement requires that unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income.

The components of comprehensive income, net of related tax, for the quarter ended March 31, 2000 and 1999, are as follows:

In thousands of       Three months ended
dollars                    March 31,
                        2000      1999
Net loss               $(11,064  $(2,336)
                              )
Unrealized gains             --        --
(losses)on securities
Comprehensive Income   $(11,064  $(2,336)
                              )

(3) Segment Information

During the quarters ended March 31, 2000 and 1999, the Company had four reportable segments: emergency physician management, government services, billing and business management services and divested businesses. The emergency physician management group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics emergency physician management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The government services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The billing and business management services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's emergency physician management and are also marketed independently to unaffiliated providers. Divested businesses consist of two health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments. "All other" also includes amounts related to eliminations.
Information About Segment Profit/Loss and Segment Assets
The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization. Intersegment revenues are recorded at amounts similar to revenues from external customers. Intersegment profits or losses are eliminated in consolidation. Also, the Company does not allocate certain expenses such as certain professional fees or certain employee benefits to its segments. The Company's reportable segments are business units that are responsible for certain quantitative thresholds of revenue, profits or losses or assets.

Quarter ended March 31, 2000

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther
Totals
Revenue from external sources$69,253$4,474  $4,910 $ -$78,637
$18             $78,655
Intersegment revenues -      - 6,472     -   6,472   - 6,472
Interest expense  2,893    912    93     -   3,898(18) 3,880
Depreciation and amortization1,373 6   203       -1,582   28
1,610
Segment profit (loss)(9,211)(630)1,287 (2) (8,556)(2,508)(11,064)
Segment assets   71,614  4,11414,170 2,423  92,321(1,021)91,300




Quarter ended March 31, 1999

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther
Totals
Revenue from external sources$41,972$4,362  $4,345$ --$50,679
$16             $50,695
Intersegment revenues--     -- 3,544    --   3,544  -- 3,544
Interest expense  1,642    743    --    --   2,385  44 2,429
Depreciation and amortization104   9   197       1 311    43
354
Segment profit (loss)(874)(635)1,090  (21)   (440)(1,896)(2,336)
Segment assets   32,721  2,78111,408   649  47,55913,58961,148



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






                PHYAMERICA PHYSICIAN GROUP, INC.
             Management's Discussion And Analysis Of
          Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 1999.
During 1998, the Company completed its divestiture strategy. The objective of the divestiture strategy was to identify operating units that were either underperforming or were not deemed critical to the overall operating strategy. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and HealthPlan Southeast ("HPSE") in October 1998. The Company sold Better Health Plan ("BHP") in August 1997. Collectively, these
businesses are referred to as the HMOs.   During 1997, the
Company also sold the last of its clinic operations. The Company refers to the HMOs, clinic operations and some smaller related businesses as the divested businesses. The core businesses are comprised of emergency medicine practice management, government services and medical billing and business management services.
      In July 1999, in order to expand its Emergency Physician Management business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. In addition, on December 14, 1999 the Company increased the size of its Billing and Business Management business by approximately 25% when Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, acquired from a subsidiary of Per Se Technologies, Inc. the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per Se Acquisition"). The acquisitions were accounted for in accordance with the purchase method of accounting, and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition date.

     Operating Revenue, Net. Net operating revenue in the first quarter of 2000 was $78.7 million, representing an increase of $28.0 million, or 55.2 %, from operating revenues of $50.7 million in the first quarter of 1999. The increases in operating revenue among the various businesses were as follows:
               Three Months Ended March 31,
                    2000     1999                  %
                                       Increase
   Core businesses     $78.7    $50.7     $28.0    55.2%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                       $78.7    $50.7     $28.0    55.2%

     The increase in the revenue of the core businesses was due mostly to the Sterling Acquisition. In the first quarter of 2000, the emergency physician management business generated approximately $69.3 million in revenue, which was an increase of approximately $27.3 million, or 65.0%, from approximately $42.0 million of revenue in the first quarter of 1999. Approximately $29.9 of this increase was attributable to Sterling offset by a decrease in the non-Sterling contracts, related to contract terminations. The government services group accounted for approximately $4.5 million in the first quarter of 2000, which was an increase of approximately $0.1 million, or 2.3%, from $4.4 million in the first quarter of 1999. Revenue for the billing and collections operations was $4.9 million for the first quarter of 2000, which was an increase of approximately $0.6 million, or 14.0%, from $4.3 million in the first quarter of 1999 due to growth in the billing contracts and fees. Revenue of the billing and business management operations excludes intersegment revenue of approximately $6.5 million in the first quarter of 2000 and approximately $3.5 million in the first quarter 1999 representing fees billed to the emergency physician management business.
     Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $26.2 million, or 75.1%, to approximately $61.1 million in the first quarter of 2000 from approximately $34.9 million in the first quarter of 1999. Physician and other provider services costs and expenses increased as follows:
               Three Months Ended March 31,
                      2000     1999    Increase    %

   Core businesses     $61.1    $34.9     $26.2    75.1%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                       $61.1    $34.9     $26.2    75.1%


      These expenses for the core businesses increased mostly because of the Sterling acquisition. In the first quarter of 2000, physician and other provider services costs and expenses for the emergency physician management group were approximately $57.6 million. This represented an increase of $26.3 million, or 84.0%, from $31.3 million in the first quarter of 1999. Approximately $26.8 of this increase was attributable to Sterling, offset by a decrease in the non-Sterling contracts, related to contract terminations. The government services group's expenses were approximately $3.5 million in the first quarter of 2000, representing a decrease of approximately $0.1 million, or 2.8%, from approximately $3.6 million in the first quarter of 1999. The billing and business management operations did not incur physician and other provider services costs and expenses.

     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $0.3 million, or 3.6%, to $8.7 million in the first quarter of 2000 from $8.4 million in the first quarter of 1999. Medical support services costs and expenses increased as follows:
               Three Months Ended March 31,
                      2000     1999    Increase    %

   Core businesses      $8.7     $8.4      $0.3     3.6%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                        $8.7     $8.4      $0.3     3.6%

      These expenses for the core businesses increased due to contract terminations in the emergency physician management group and growth in the billing operations. In the first quarter of 2000, medical support services costs and expenses for the emergency physician management group were approximately $0.9 million. This represented a decrease of $0.7 million, or 43.8%, from $1.6 million in the first quarter of 1999. The government services group's expenses were approximately $0.5 million in the first quarter of 2000, representing an increase of approximately $0.1 million, or 25.0%, from approximately $0.4 million in the first quarter of 1999. The billing and business management group's expenses were approximately $7.3 million in the first quarter of 2000 representing an increase of approximately $0.9 million, or 14.1%, from approximately $6.4 million in the first quarter of 1999.

     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $8.2 million, or 112.3%, to $15.5 million in the first quarter of 2000 from $7.3 million in the first quarter of 1999.
Selling, general and administrative costs and expenses increased as follows:
               Three Months Ended March 31,
                      2000     1999    Increase    %

   Core businesses     $15.5     $7.3      $8.2   112.3%
   Divested              0.0      0.0       0.0      0.0
   businesses
                       $15.5     $7.3      $8.2   112.3%

     Selling, general and administrative costs and expenses for the core businesses increased because of the Sterling and Per Se acquisitions. In the first quarter of 2000, selling, general and administrative costs and expenses for the Physician Contract group were approximately $10.6 million. This represented an increase of $5.8 million, or 120.8%, from $4.8 million in the first quarter of 1999. Approximately $4.8 million of the increase is attributable to the Sterling acquisition. The government services group's expenses were approximately $0.2 million in the first quarter of 2000 representing a decrease of approximately $0.1 million, or 33.3%, from approximately $0.3 million in the first quarter of 1999. The billing and business management group's expenses were approximately $2.7 million in the first quarter of 2000 representing an increase of approximately $2.3 million, or 575.0%, from approximately $0.4 million in the first quarter of 1999. Approximately $2.1 million of the increase is attributable to the Per Se acquisition. Selling, general and administrative costs and expenses for the corporate group increased to approximately $2.0 million in the first quarter of 2000 representing an increase of approximately $0.2 million, or 11.1%, from approximately $1.8 million in the first quarter of 1999.
     Related party expense, net. Related party expenses, net increased by $0.3 million, or 300.0%, to $0.4 million in the first quarter of 2000 from $0.1 million in the first quarter of 1999. This increase is primarily due to rent and premium expense to related parties.
     Interest Expense. Interest expense increased by $1.5 million to $3.9 million in the first quarter of 2000 from $2.4 million in the first quarter of 1999 due primarily to the Sterling Acquisition resulting in higher outstanding amounts of debt during the first quarter of 2000. The costs associated with the sale of eligible accounts receivable in the first quarter of 2000 and 1999 have been included in selling, general and administrative expenses.
     Other, net. Other expenses increased by $1.6 million or 66.7% , to $4.0 million in the first quarter of 2000 from $2.4 million in the first quarter of 1999.
     Benefit (provision) for income taxes. There was no benefit (provision) for income taxes for the first quarter of 2000 and 1999. This is due to continued net operating losses.
     Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $11.1 million in the first quarter of 2000 compared to a net loss of $2.3 million in the first quarter of 1999.









LIQUIDITY AND CAPITAL RESOURCES
      The Company's primary financing source consists of three accounts receivable sale programs with affiliates of NCFE. Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling Acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling Acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of March 31, 2000, the Company had outstanding advances of approximately $204 million of receivables financing, of which approximately $74 million related to billed receivables and approximately $130 of which related to future receivables. Financing related to the purchase of future receivables is reflected as long-term debt in the accompanying financial statements. The Coastal Program provides for the purchase of up to $115 million of receivables and terminates on June 30, 2001. The Sterling Program provides for the purchase of up to $95 million  of  receivables and terminates on  June  30,  2003.  The
Government   Program  provides for the  purchase  of  up  to  $50
million of receivables and terminates on June 30, 2001. Of the total purchase commitments of $260 million on these facilities, the remaining availability for purchases is approximately $17 million at March 31, 2000. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.94% to approximately 12.50% per annum on the outstanding amount of uncollected purchased current and future receivables. The Company also borrowed $6.7 million from NCFE under a note dated December 14, 1999. The funds were used to terminate the billing agreement with a subsidiary of Per Se Technologies, Inc. and to acquire certain of its billing operations in December 1999. The note is repayable in nine monthly installments beginning January 14, 2000, including interest at 13% per annum.
     Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through June 30, 2001. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The line of credit is secured by substantially all of the Company's assets, including pledges of the common stock of each of its subsidiaries. There is no outstanding balance as of March 31, 2000.
     The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing and future accounts receivable, as more fully discussed below, and the sale of certain of its subsidiaries. The Company's principal uses of cash have been to support operating activities. Net cash used in operating activities increased by $2.0 million, or 21.1%, for the three months ended March 31, 2000, to $11.5 million as compared to $9.5 million for the three months ended March 31, 1999. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash used in investing activities was $.2 million for the three months ended March 31, 2000 and 1999. Net cash provided by financing activities decreased by $0.3 million, or 2.5%, to $11.7 million for the three months ended March 31, 2000, from $12.0 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, the Company had net borrowings of $11.7 million as compared to $12.0 million for the three months ended March 31, 1999. Net borrowings increased during the three months ended March 31, 2000 in order to fund the Company's net cash used to support operating activities.
     The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. The Company continues to review all aspects of the business units and implement actions to improve cash flow and profitability. Among the key actions being implemented by the Company are changes in the method of compensating the independent contractor physicians under the Practice Partners Program. The Company also centralized certain administrative tasks and is evaluating ways of expanding its customer base. The primary objectives are to increase cash flow to repay debt, to improve overall financial results and improve the Company's stock price. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity which would cause the Company to increase its reliance on financing under the revolving line of credit provided by an affiliate of NCFE. Until the Company significantly improves cash flow, it will be dependent upon the continued weekly purchases of eligible accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.
     For the foreseeable future, to continue as a going concern, the Company will depend upon NCFE to fund its working capital needs either by purchases of current and future accounts receivable or through the line of credit. The Company's accounts receivables sales programs and line of credit with NCFE have been extended to June 30, 2001 and beyond. Management believes that NCFE will be able to fulfill the Company's needs. The consolidated financial statements do not include any adjustments to the financial statements that might be necessary should NCFE not provide the necessary working capital or should the Company be unable to continue as a going concern.



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































PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On March 23, 2000, two shareholders filed a lawsuit styled Bosco, et al v. Scott, et al in the U. S. District Court for the District of Delaware, individually and on behalf of all those similarly situated, and derivatively as shareholders of the Company, alleging five claims for relief. The first claim alleges breach of fiduciary duty by the directors, primarily related to the sales of certain assets to Dr. Scott. The second claim is brought against NCFE and Lance Poulsen, Chairman and
Chief  Executive  Officer  of   NCFE,  alleging  the  aiding  and
abetting the breach of fiduciary duty by the individual defendents. The third claim is brought derivatively against Dr. Scott, Mr. Poulsen and NCFE alleging violation of the Racketeer Influenced and Corrupt Organizations Act. Count four is brought against the individual directors for allegedly unlawfully amending the Company's Certificate of Incorporation to restrict transferability of the Company's stock. Count five is brought individually against the directors for breach of fiduciary duty in failing to disclose the reason for the delisting of the Company's stock by the New York Stock Exchange in December 1998. The Company believes that the actions taken by management and the Board of Directors in divesting certain operations were appropriate, were done for fair and adequate consideration and have been properly documented and publicly disclosed. The Company intends to vigorously defend the action and, at this stage of the litigation, the exposure to the Company cannot be determined.
      The New York State Department of Taxation and Finance has written a letter to Better Health Plan, Inc. ("BHP") stating that as a result of an audit of the Corporation Finance Tax return filed by BHP for the period from May 2, 1995 to May 5, 1995, it has determined that an adjustment is required to the BHP tax liability for that period. The Company has requested additional time to review the findings. Based on the limited information available at this time, the exposure to the Company, if any, cannot be determined.

Item 5. Other  Information
Effective April 30, 2000 W. Randall Dickerson resigned from the Board of Director's of PhyAmerica Physician Group, Inc. Mr. Dickerson also resigned from his positions as Executive Vice President, Chief Financial Officer and Chief Accounting Officer.

Item 6. - Exhibits and Reports on Form 8-K
(a)  Exhibit Index
10. 1 Employment Agreement By and Between Coastal Physician Services of South Florida, Inc. and
        Sherman Podolsky, M.D. (1)
10.2 First Amendment to Employment Agreement By and Between Coastal Physician Services of South
        Florida, Inc. and Sherman  Podolsky, M.D. Dated January
1, 1999. (2)
10.3 Second Amendment to Employment Agreement By and Between Coastal Physician Services of South
       Florida, Inc. and Sherman  Podolsky, M.D. Dated January 1,
2000.
10.4 Restated and Amended Employment Agreement By and Between Coastal Physician Group, Inc.
        and Eugene F. Dauchert, Jr.  Dated January 15, 1997. (3)
10.5 Amended and Restated Employment Agreement By and Between
Coastal Physician
       Group, Inc. and Eugene F. Dauchert, Jr. Dated July 1,
1997. (1)
10.6 First Amendment to Employment Agreement By and Between Coastal Physician Group, Inc. and
        Eugene F. Dauchert, Jr. Dated January 1, 1999. (4)
10.7 Second Amendment to Employment Agreement By and Between PhyAmerica Physician Group, Inc. and
        Eugene F. Dauchert, Jr. Dated January 1, 2000.

10.8 Employment Agreement By and Between Healthcare Business
Resources, Inc., and Edward L. Suggs,
        Jr. Dated March 1, 1997. (3)
10.9 First Amendment to Employment Agreement By and Between
Healthcare Business Resources, Inc. and
        Edward L. Suggs, Jr. Dated March 1, 2000.
27.  Financial Data Schedule

(b) Reports on Form 8-K
     None


(1) Incorporated by reference to the December 31, 1997 Form 10-K filed by the Company on June 5, 1998.
  (File No. 001-13460)

(2) Incorporated by reference to the December 31, 1999 Form 10-K filed by the Company on April 14, 2000.
       (File No. 001-13460)

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
  December 31, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
       December 31, 1998.


























SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

PHYAMERICA PHYSICIAN GROUP, INC.
                    (Registrant)

Name                       Title                    Date

/S/Steven M. Scott, M.D.                          Chairman of the
Board of             May 22, 2000
Steven M. Scott, M.D.                             Directors,
President and
Chief Executive Officer







































                                                     Exhibit 10.3
STATE OF NORTH CAROLINA                  SECOND AMENDMENT
                                                TO
COUNTY OF DURHAM                       EMPLOYMENT AGREEMENT

       THIS SECOND AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment") is made and entered into effective the 1st day of January, 2000 by and between PHYAMERICA PHYSICIAN SERVICES OF SOUTH FLORIDA, INC. ("the "Employer" or "PhyAmerica"), a Florida corporation, and SHERMAN PODOLSKY, M.D. ("Employee").

                       W I T N E S S E T H

      WHEREAS, Employer and Employee have previously entered into an employment agreement dated January 1, 1998, as amended pursuant to a First Amendment to Employment Agreement dated September 1, 1999 (collectively the "Agreement"), under which Employee is currently employed by Employer; and

     WHEREAS, Employer and Employee desire to modify the existing terms of employment of Employee to modify certain provisions regarding the Base Salary;

     NOW, THEREFORE, in consideration of the terms and conditions set forth in this Amendment, the parties hereby agree that the Agreement is hereby modified as follows:

      1. Section 1, of Exhibit A, Compensation, is hereby amended to delete all language after the first two sentences (to eliminate provisions which provided for certain automatic CPI adjustments to Base Salary), so that such section shall hereafter read in its entirety as follows:

           1. Base Salary. For services provided as an employee of Employer, Employee shall receive, beginning in January, 2000, a base salary of $300,000 per annum (the "Base Salary") payable in accordance with Employer's current payroll practices. The Base Salary shall be subject to annual review and adjustment as of each January 1 during the term of this Agreement, beginning January 1, 2001.

      2. This Amendment shall be an amendment and modification to the Agreement and shall become part of the Agreement and employment arrangement between Employee and Employer from and after the date of this Amendment. All capitalized terms not defined herein shall have the same meaning as set forth in the Agreement. Any conflict between terms of this Amendment and the Agreement will be resolved in favor of this Amendment. Except as amended herein, all terms of the Agreement shall remain in full force and effect.
     IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

                              PHYAMERICA PHYSICIAN SERVICES
                              OF FLORIDA, INC.


                              By:_____________________________
                              Its:_____________________________




                              ____________________________(SEAL)

Sherman Podolsky, M.D.








































                                                     Exhibit 10.7
STATE OF NORTH CAROLINA                  SECOND AMENDMENT
                                                TO
COUNTY OF DURHAM                       EMPLOYMENT AGREEMENT

       THIS SECOND AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment") is made and entered into effective the 1st day of January, 2000 by and between PHYAMERICA PHYSICIAN GROUP, INC., f/k/a COASTAL PHYSICIAN GROUP, INC. ("the "Employer" or "PhyAmerica"), a Delaware corporation with its principal place of business in Durham, North Carolina, and EUGENE F. DAUCHERT, Jr. ("Employee").

                       W I T N E S S E T H

      WHEREAS, Employer and Employee have previously entered into an employment agreement dated July 1, 1997 (the "Agreement"), and amended January 1, 1999, under which Employee is currently employed by Employer; and

      WHEREAS, Employer and Employee desire to substantially and materially modify the existing terms of employment of Employee to, among other matters, increase his Base Salary, modify the Incentive Bonus structure, extend the Term of employment, and provide for payment of earned bonuses;

     NOW, THEREFORE, in consideration of the terms and conditions set forth in this Amendment, the parties hereby agree that the Agreement is hereby modified as follows:

      1. The Agreement is hereby extended, effective as of January 1, 2000 and shall continue through and including December 31, 2000 (the "Term"), unless the Agreement is (a) otherwise terminated in accordance with the provisions contained in the
Agreement, or (b) extended by mutual agreement of Employer and Employee. After the Term, the Agreement may be renewed or extended upon mutual agreement of the parties. If the parties do not agree to an extension on other terms, then the Agreement shall automatically renew on a year-to-year basis until either Employer or Employee terminates the Agreement pursuant to Section 12 therein.

      2. Replacement of Exhibit A. Exhibit A, Compensation, attached to the Agreement is hereby replaced by the Exhibit A dated January 1, 2000 and attached to this Amendment.

      3. This Amendment shall be an amendment and modification to the Agreement and shall become part of the Agreement and employment arrangement between Employee and Employer from and after the date of this Amendment. All capitalized terms not defined herein shall have the same meaning as set forth in the Agreement. Any conflict between terms of this Amendment and the Agreement will be resolved in favor of this Amendment. Except as amended herein, all terms of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

                              PHYAMERICA PHYSICIAN GROUP, INC.


                              By:_____________________________
                              Its:_____________________________




                              ____________________________(SEAL)
                                   Eugene F. Dauchert, Jr.
                            EXHIBIT A

                          Compensation

                         January 1, 2000

1. Base Salary. For services provided as an employee of Employer, Employee shall receive, beginning January 1, 2000, a base salary of $220,000 per annum (the "Base Salary") payable in accordance with Employer's current payroll practices. The Base Salary shall be subject to annual review and adjustment as of each January 1, commencing January 1, 2001.

2. Earned Incentive Bonuses. Under Section 3 of the Exhibit A which this Exhibit A replaces, Employee was entitled to earn certain incentive bonuses. Employer acknowledges that Employee earned incentive bonuses in the aggregate amount of $77,400, which shall be paid in four monthly installments beginning in
       December, 1999 and continuing through March, 2000.

3.   Incentive Bonus.  For 2000, Employee shall be entitled to an incentive or performance bonus (the "Incentive Bonus") of  up  to
forty  percent  (40%)  of  annual  Base  Salary,  based  on   the
following:

      (a) Employee must be employed by Employer at the time the event described below occurs and at December 31, 2000 unless employment is terminated (i) by Employer without cause under
Section  12(a),  (ii) by death or disability  of  Employee  under
Section 12(d) where such death or disability occurs within the last four months of the calendar year, or (iii) by Employee because of a material breach by Employer as provided in section 12(e).

      (b) Employee's Incentive Bonus shall be based on the following criteria, or such other criteria as may be recommended by the Chief Executive Officer and approved by the Compensation Committee of the Board as a replacement or modification thereof, subject to a cap of 40% of annual Base Salary as previously indicated:

           (i) 10% of Base Salary shall be earned upon the closing of a transaction providing a complete or partial replacement of the Company's existing securitization financing program with a new bank loan, credit facility, securitization or financing program, an equity infusion or recapitalization of the Company and its subsidiaries, or an additional capital or financing for the Company in addition to the existing facility.

          (ii) 0.5% of the "Transaction Consideration" paid shall be earned upon the closing of a transaction involving any significant merger, acquisition or divestiture of or by the Company or any of its subsidiaries ("significant" shall be understood to include any transaction, or series of transactions that are related, involving purchase consideration or valuation greater than $10,000,000 or a target company with gross annualized revenues in excess of $25,000,000). The "Transaction Consideration" shall be understood to mean the consideration paid or calculated for purposes of compensating the Company's investment bankers on a percentage basis as such term, or its equivalent, is used in the agreement between the Company and its investment bankers retained for such transaction.

          (iii) 2.5% of Base Salary for each calendar quarter in which Employer and its consolidated subsidiaries achieve a net profit (after all financing expenses) as reflected on the regularly prepared financial statements of Employer.

           (iv) One percent (1%) of any amounts recovered after January 1, 2000 by Employer or any of its subsidiaries for any disputed claims, unpaid amounts owed, recoveries from bankruptcies, reorganizations, creditor arrangements or similar insolvency proceedings, recoveries from litigation or claim settlements; provided, however, this provision shall not apply to any matter in which Employee shall become a material witness.

           (v) up to 8% of Base Salary as determined in the discretion of Employer's Chief Executive Officer.

4. Stock Options or Awards. Employee shall be eligible for stock options and awards available to other senior management of Employer and its affiliates from time to time. This subsection shall not be a guarantee of any awards or options, and Employee recognizes that the awarding of such compensation is governed by plans adopted by the Board of Directors of Employer from time to time.
















































                                                     Exhibit 10.9
STATE OF NORTH CAROLINA                  FIRST AMENDMENT
                                                TO
COUNTY OF DURHAM                       EMPLOYMENT AGREEMENT

       THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT (this "Amendment") is made and entered into effective the 1st day of January, 2000 by and between HEALTHCARE BUSINESS RESOURCES, INC. ("the "Employer" or "HBR"), a North Carolina corporation, and EDWARD L. SUGGS, Jr. ("Employee").

                       W I T N E S S E T H

      WHEREAS, Employer and Employee have previously entered into an employment agreement dated March 1, 1997 (the "Agreement") under which Employee is currently employed by Employer; and

      WHEREAS, Employer and Employee desire to substantially and materially modify the existing terms of employment of Employee to, among other matters, increase his Base Salary, modify the Performance Bonus structure, and provide for payment of earned bonuses;

     NOW, THEREFORE, in consideration of the terms and conditions set forth in this Amendment, the parties hereby agree that the Agreement is hereby modified as follows:

      1. Replacement of Exhibit A. Exhibit A, Compensation, attached to the Agreement is hereby replaced by the Exhibit A dated January 1, 2000 and attached to this Amendment.

      2. This Amendment shall be an amendment and modification to the Agreement and shall become part of the Agreement and employment arrangement between Employee and Employer from and after the date of this Amendment. All capitalized terms not defined herein shall have the same meaning as set forth in the Agreement. Any conflict between terms of this Amendment and the Agreement will be resolved in favor of this Amendment. Except as amended herein, all terms of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

                                   HEALTHCARE BUSINESS
                                   RESOURCES, INC.



By:_____________________________

Its:_____________________________



____________________________(SEAL)
                                   Edward L. Suggs, Jr.

                          EXHIBIT A

                        Compensation

                       January 1, 2000

1. Base Salary. For services provided as an employee of Employer, Employee shall receive, retroactive to November 1, 1999, a base salary of $260,000 per annum (the "Base Salary") payable in accordance with Employer's current payroll practices. The Base Salary shall be subject to annual review and adjustment as of each January 1, commencing January 1, 2001. Employee has been paid from November 1, 1999 through December 31, 1999 on the basis of an annual salary of $220,000 and so was underpaid $6,666.67, which amount shall be paid to Employee by the end of May, 2000. These amounts shall be added to and paid with the payouts of deferred earned performance bonus described in
Section 2 below.

2. Earned Performance Bonus. Under Section 3 of the Exhibit A which this Exhibit A replaces, Employee was entitled to earn certain performance bonuses. Employer and Employee acknowledge that Employee earned performance bonuses in the aggregate amount of $60,000 which have not been paid, the balance of which shall be paid in four equal monthly installments of $10,000 beginning February, 2000 and continuing through May, 2000. This amount shall be combined with the payment of installments of deferred base compensation under Section 1 (for a total monthly payment of $11,333.33 per month during the first five months, and $10,000 during the sixth month).

3.    Incentive  Bonus.   For calendar year  2000,  Employee
shall be entitled to an incentive or performance bonus  (the
"Incentive  Bonus") of up to forty percent (40%)  of  annual
Base Salary, based on the following:

      (a) Employee must be employed by Employer on December 31, 2000 unless Employee's employment has been terminated
(i) by Employer without cause under Section 12(a), (ii) by death or disability of Employee under Section 12(d) where such death or disability occurs within the last four months of 2000 or (iii) by Employee because of a material breach by Employer as provided in Section 12(c).

      (b) Employee's Incentive Bonus shall be based on the following criteria, subject to a cap of 40% of annual Base
Salary as previously indicated:

           (i) up to 16% of Base Salary based on Employer's increase in Free Cash Flow ("FCF") for that calendar year. The "Free Cash Flow" shall be understood to mean the cash flow produced by the operations of HBR (earnings of HBR before adjustments for noncash items such as depreciation and amortization). The FCF payout will be calculated as follows:

           Increase in FCF               Percentage of  Base
     Salary

          Less than 10%                        0%
           10% to 19.99%                   Prorated from >0%
     to <16%
          20% or more                          16%

           (ii) up to 16% of Base Salary based on of the increase in Net Revenues ("NR") related to clients other than PhyAmerica for the calendar year. The "Net Revenues" shall be understood to mean the excess of revenues from contracts with non-PhyAmerica clients over the operating expenses related to contracts. The non-PhyAmerica transactions payout will be calculated as follows:

           Increase in NR                Percentage of  Base
     Salary

          Less than 10%                        0%
           10% to 19.99%                   Prorated from >0%
     to <16%
          20% or more                          16%

           (iii)      up  to 8% of Base Salary as determined
     solely  in  the  discretion  of  Employer's  Board   of
     Directors.

4. Stock Options or Awards. Employee shall be eligible for stock options and awards available to other senior management of Employer and its affiliates from time to time. This subsection shall not be a guarantee of any awards or options, and Employee recognizes that the awarding of such compensation is governed by plans adopted by the Board of Directors of Employer from time to time.