Form 10-Q
period 2000-06-30
PHYAMERICA PHYSICIAN GROUP INC
filed 2000-08-10
CIK 874787

United States
             Securities and Exchange Commission
                    Washington, DC  20549

                          Form 10-Q



 {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2000

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

          {X} Yes                                                     {  } No

As of July 31, 2000 there were outstanding 42,761,284 shares of common stock, par value $.01 per share.









             PHYAMERICA PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
               Consolidated Balance Sheets at December 31, 1999 and June 30, 2000 (unaudited)
     Unaudited Consolidated Statements of Operations -
     Three and Six months ended June 30, 2000 and 1999
     Unaudited Consolidated Condensed Statements of Cash Flows
     Six months ended June 30, 2000 and 1999
     Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About
Market Risk

PART II - OTHER INFORMATION
     Item 6. Exhibits and Other Reports

     SIGNATURES























                 PHYAMERICA PHYSICIAN GROUP, INC.
                   Consolidated Balance Sheets
              (In thousands, except per share data)
                                         June 30,         December
                                                            31,
                                          2000             1999
               Assets                   (Unaudited)

Current assets:
Cash and cash equivalents             $         -      $         -
Trade accounts receivable, net             24,728           25,113
Reserves held by NCFE                      15,846           16,167
Accounts receivable, other                  2,401            2,329
Receivables from related party                730            1,129
Prepaid expenses and other current          6,289            7,194
assets
          Total current assets             49,994           51,932

Property and equipment, at cost, less       7,395            7,651
accumulated depreciation
Excess of cost over fair value of net      21,749           24,158
assets acquired, net
Other assets                                5,129            5,042
          Total assets                $    84,267      $    88,783

Liabilities and Shareholders' Equity
              (Deficit)
Current liabilities:
Current maturities and other short-   $     3,109      $     7,477
term borrowings
Accounts payable                           25,964           30,277
Accrued physician fees and medical         17,032           18,429
costs
Accrued expenses                            8,090            8,191
          Total current liabilities        54,195           64,374

Long-term debt, excluding current         146,374          120,736
maturities
          Total liabilities               200,569          185,110

Shareholders' equity (deficit):
Common stock $.01 par value; shares
authorized 100,000; shares
issued and outstanding 42,761                 428              426
and 42,573, respectively
Additional paid-in capital                178,313          178,285
Common stock warrants                       1,675            1,675
Retained earnings (accumulated          (296,718)        (276,713)
deficit)
          Total shareholders' equity    (116,302)         (96,327)
(deficit)
          Total liabilities and       $    84,267      $    88,783
shareholders' equity (deficit)


   See accompanying notes to consolidated financial statements.



           PHYAMERICA PHYSICIAN GROUP, INC.
         Consolidated Statements of Operations
         (In thousands, except per share data)
                      (Unaudited)
                                  Three months ended
                                       June 30,
                                 2000          1999

Operating revenue, net      $     80,834   $    49,186

Costs and expenses:
Physician and other               60,634        34,398
provider services
Medical support services           8,983         8,919
Selling, general and              15,532         7,451
administrative
Related party expense, net           415           207
Total costs and expenses          85,564        50,975

Operating loss                   (4,730)       (1,789)

Other income (expense):
Interest expense                 (4,064)       (2,802)
Interest income                       30            16
Other related party income         (101)          (90)
expense, net
Other, net                          (76)          (95)
 Total other expense             (4,211)       (2,971)


Loss before income taxes         (8,941)       (4,760)

Income taxes                           -             -

Net loss                    $    (8,941)   $   (4,760)

Net loss per common share:
Basic and diluted loss per  $     (0.21)   $    (0.13)
share


Shares used to compute loss
per share, basic and              42,631        37,943
diluted


   See accompanying notes to consolidated financial
                      statements.













           PHYAMERICA PHYSICIAN GROUP, INC.
         Consolidated Statements of Operations
         (In thousands, except per share data)
                      (Unaudited)
                                   Six months ended
                                       June 30,
                                 2000          1999

Operating revenue, net      $    159,489   $    99,881

Costs and expenses:
Physician and other              121,744        69,305
provider services
Medical support services          17,708        17,350
Selling, general and              31,021        14,701
administrative
Related party expense, net           819           297
Total costs and expenses         171,292       101,653

Operating loss                  (11,803)       (1,772)

Other income (expense):
Interest expense                 (7,944)       (5,231)
Interest income                       47            79
Other related party                (202)         (204)
expense, net
Other, net                         (103)            32
 Total other expense             (8,202)       (5,324)


Loss before income taxes        (20,005)       (7,096)

Income taxes                           -             -

Net loss                    $   (20,005)   $   (7,096)

Net loss per common share:
Basic and diluted loss per  $     (0.47)   $    (0.19)
share


Shares used to compute loss
per share, basic and              42,601        37,888
diluted


   See accompanying notes to consolidated financial
                      statements.













            PHYAMERICA PHYSICIAN GROUP, INC.
    Consolidated Condensed Statements of Cash Flows
                     (In thousands)
                      (Unaudited)
                                        Six Months Ended
                                            June 30,

                                        2000       1999
Net cash used in operating         $ (20,762)    $ (13,102)
activities

Cash flows from investing
activities:
    Proceeds from sale (Purchases)     (538)         562
of property and equipment, net
          Net cash (used in)           (538)         562
provided by investing activities

Cash flows from financing
activities:
     Proceeds from borrowing of        21,270      14,147
debt, net of repayments
     Net proceeds from issuances of       30          11
common stock
          Net cash provided by         21,300      14,158
financing activities
          Net increase in cash and         0       1,618
cash equivalents
Cash and cash equivalents at               0          45
beginning of period
Cash and cash equivalents at end of  $     0    $  1,663
period


Supplemental disclosures of cash
flow information:
     Cash payments during the period
for:
          Interest                   $ 8,216    $  5,504
          Income taxes                   213         221

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

(2) Excess of Cost Over Fair Value of Net Assets Acquired
     The assets and liabilities of acquired entities accounted for under the purchase method of accounting are adjusted to their estimated fair values as of the acquisition dates. The amounts recorded as excess of cost over fair value of net assets acquired ("goodwill") represent amounts paid that exceed estimated fair values assigned to the assets and liabilities of each acquired business. Such amounts are being amortized on a straight-line basis over periods ranging from five to twenty years, depending on the specific circumstances of each acquisition
     Under Statement of Financial Accounting Standards No.
121 ("SFAS 121"), "Accounting for the Impairment of Long-
Lived Assets and Long-Lived Assets to Be Disposed Of", management performs an evaluation of the carrying value and remaining amortization periods of unamortized amounts. In connection with the ongoing application of SFAS 121, management performs such an evaluation whenever events or changes in circumstances occur which indicate such carrying values may not be recoverable. Management considers the performance of hospital contracts to be the most important indicator of possible impairment.

(3) Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income and its components. This Statement requires that unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. For the three and six months ended June 30, 2000 and 1999, comprehensive income is equal to the Company's net loss.


(4) Segment Information

During the three and six months ended June 30, 2000 and 1999, the Company had four reportable segments: emergency physician management, government services, billing and business management services and divested businesses. The emergency physician management group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics emergency physician management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The government services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The billing and business management services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's emergency physician management and are also marketed independently to unaffiliated providers. Divested businesses consist of two health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments. "All other" also includes amounts related to eliminations.
Information About Segment Profit/Loss and Segment Assets
The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization. Intersegment revenues are recorded at amounts similar to revenues from external customers. Intersegment profits or losses are eliminated in consolidation. Also, the Company does not allocate certain expenses such as certain professional fees or certain employee benefits to its segments. The Company's reportable segments are business units that are responsible for certain quantitative thresholds of revenue, profits or losses or assets.

Quarter ended June 30, 2000

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther Totals
Revenue from external sources$71,016$4,654  $5,205 $ -$80,875    $(41)
$80,834
Intersegment revenues -      - 7,009     -   7,009   - 7,009
Interest expense  2,976  1,040    64     -   4,080(16) 4,064
Depreciation and amortization1,371 7   204       11,583   32     1,615
Segment profit (loss)(6,800)(483)1,830   2 (5,451)(3,490)(8,941)
Segment assets  $65,128 $3,607$14,128$2,426$85,289$(1,022)$84,267




Quarter ended June 30, 1999

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther Totals
Revenue from external sources$40,177$4,335  $4,656$ --$49,168    $18  $49,186
Intersegment revenues--     -- 3,959    --   3,959  -- 3,959
Interest expense  1,727    846    --    --   2,573 229 2,802
Depreciation and amortization94    6   184      -- 284    35     319
Segment profit (loss)(3,234)(681)1,397  25 (2,493)(2,267)(4,760)
Segment assets  $31,654 $2,777$10,810$2,371$47,612$10,986$58,598






Six months ended June 30, 2000

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther Totals
Revenue from external sources$140,269$9,128$10,115 $ -$159,512   $(23)
$159,489
Intersegment revenues -      -13,481     -  13,481   -13,481
Interest expense  5,869  1,952   157     -   7,978(34) 7,944
Depreciation and amortization2,74413   407       13,165   60     3,225
Segment profit (loss)(16,011)(1,113) 3,117       -(14,007)(5,998)     (20,005)
Segment assets  $65,128 $3,607$14,128$2,426       $85,289
$(1,022)        $84,267




Six months ended June 30, 1999

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther Totals
Revenue from external sources$82,149$8,697  $9,001$ --$99,847    $34  $99,881
Intersegment revenues--     -- 7,503    --   7,503  -- 7,503
Interest expense  3,369  1,589    --    --   4,958 273 5,231
Depreciation and amortization198  15   381       1 595    78     673
Segment profit (loss)(4,108)(1,316)2,487 4 (2,933)(4,163)(7,096)
Segment assets  $31,654 $2,777$10,810$2,371$47,612$10,986$58,598



(5) Recently Issued Accounting Pronouncements

Effective for fiscal quarters in fiscal years beginning after June 15, 2000, the Company will be required to adopt
Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging
Activities" ("SFAS 133"). SFAS 133 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company does not believe that this pronouncement will have a material impact on its financial position or results of operations.








              PHYAMERICA PHYSICIAN GROUP, INC.
           Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

RESULTS OF OPERATIONS
SECOND QUARTER ENDED JUNE 30, 2000 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 1999.
During 1998, the Company completed its divestiture strategy. The objective of the divestiture strategy was to identify operating units that were either underperforming or were not deemed critical to the overall operating strategy. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and HealthPlan Southeast ("HPSE") in October 1998.
The Company sold Better Health Plan ("BHP") in August 1997. Collectively, these businesses are referred to as the HMOs. During 1997, the Company also sold the last of its clinic operations. The Company refers to the HMOs, clinic operations and some smaller related businesses as the divested businesses. The core businesses are comprised of emergency medicine practice management, government services and medical billing and business management services.
      In  July  1999,  in  order  to  expand  its  Emergency
Physician Management business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. In addition, on December 14, 1999 the Company increased the size of its Billing and Business Management business by approximately 25% when Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, acquired from a subsidiary of Per Se Technologies, Inc. the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per Se Acquisition"). The acquisitions were accounted for in accordance with the purchase method of accounting, and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition date.

     Operating Revenue, Net. Net operating revenue in the second quarter of 2000 was $80.8 million, representing an increase of $31.6 million, or 64.2 %, from operating revenues of $49.2 million in the second quarter of 1999.
The increases in operating revenue in the Company's core businesses were:

                Three Months Ended June 30,
                        2000     1999              %
                                       Increase
   Core businesses     $80.8    $49.2     $31.6    64.2%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                       $80.8    $49.2     $31.6    64.2%

     The increase in the revenue of the core businesses was due mostly to the Sterling Acquisition. In the second quarter of 2000, the emergency physician management business generated approximately $71.0 in revenue, which was an increase of approximately $30.8 million, or 76.6%, from approximately $40.2 million of revenue in the second quarter of 1999. Approximately $29.8 of this increase was attributable to Sterling, with the remaining increase attributed to non-Sterling contracts. The government services group accounted for approximately $4.6 million in the second quarter of 2000, which was an increase of approximately $0.3 million, or 7.0%, from $4.3 million in the second quarter of 1999. Revenue for the billing and collections operations was $5.2 million for the second quarter of 2000, which was an increase of approximately $0.5 million, or 10.6%, from $4.7 million in the second quarter of 1999 due to growth in the billing contracts and fees. Revenue of the billing and business management operations excludes intersegment revenue of approximately $7.0 million in the second quarter of 2000 and approximately $4.0 million in the second quarter 1999 representing fees billed to the emergency physician management business.
     Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $26.2 million, or 76.2%, to approximately $60.6 million in the second quarter of 2000 from approximately $34.4 million in the second quarter of 1999. Physician and other provider services costs and expenses increased as follows:
                Three Months Ended June 30,
                        2000     1999              %
                                       Increase

   Core businesses     $60.6    $34.4     $26.2    76.2%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                       $60.6    $34.4     $26.2    76.2%


     These expenses for the core businesses increased mostly because of the Sterling acquisition. In the second quarter of 2000, physician and other provider services costs and expenses for the emergency physician management group were approximately $57.0 million. This represented an increase of $26.1 million, or 84.5%, from $30.9 million in the second quarter of 1999. Approximately $26.0 of this increase was attributable to Sterling. The government services group's expenses were approximately $3.6 million in the second quarter of 2000, representing an increase of approximately $0.1 million, or 2.9%, from approximately $3.5 million in the second quarter of 1999. The billing and business management operations did not incur physician and other provider services costs and expenses.

     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $0.1 million, or 1.1%, to $9.0 million in the second quarter of 2000 from $8.9 million in the second quarter of 1999. Medical support services costs and expenses increased as follows:
                Three Months Ended June 30,
                        2000     1999  Increase    %

   Core businesses      $9.0     $8.9      $0.1     1.1%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                        $9.0     $8.9      $0.1     1.1%

     In the second quarter of 2000, medical support services costs and expenses for the emergency physician management group were approximately $1.1 million. This represented a decrease of $0.6 million, or 35.3%, from $1.7 million in the second quarter of 1999. The government services group's expenses were approximately $0.4 million in the second quarter of 2000 representing a decrease of $0.1 million, or 20.0% from approximately $0.5 million in the second quarter of 1999. The billing and business management group's expenses were approximately $7.5 million in the second quarter of 2000 representing an increase of approximately $0.8 million, or 11.9%, from approximately $6.7 million in the second quarter of 1999. The increase in medical support services costs and expenses for the billing and business management group is due to growth in billing operations.

     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $8.0 million, or 106.7%, to $15.5 million in the second quarter of 2000 from $7.5 million in the second quarter of 1999. Selling, general and administrative costs and expenses increased as follows:
                Three Months Ended June 30,
                        2000     1999              %
                                       Increase

                                       (Decreas
                                             e)
   Core businesses     $15.5     $7.4      $8.1   109.5%
   Divested              0.0      0.1     (0.1)  (100.0)
   businesses
                       $15.5     $7.5      $8.0   106.7%

     Selling, general and administrative costs and expenses for the core businesses increased primarily because of the Sterling and Per Se acquisitions. In the second quarter of 2000, selling, general and administrative costs and expenses for the Physician Contract group were approximately $10.0 million. This represented an increase of $4.5 million, or 81.8%, from $5.5 million in the second quarter of 1999. Approximately $4.4 million of the increase is attributable to the Sterling acquisition. The government services group's expenses were approximately $0.1 million in the second quarter of 2000 and 1999. The billing and business management group's expenses were approximately $2.8 million in the second quarter of 2000 representing an increase of approximately $2.3 million, or 460.0%, from approximately $0.5 million in the second quarter of 1999. Approximately $2.3 million of the increase is attributable to the Per Se acquisition. Selling, general and administrative costs and expenses for the corporate group increased to approximately $2.6 million in the second quarter of 2000 representing an increase of approximately $1.3 million, or 100.0%, from approximately $1.3 million in the first quarter of 1999.
The increase in selling, general and administrative costs and expenses for the corporate group is primarily related to legal payments. There were $0.1 million in selling, general and administrative costs and expenses, in the second quarter of 1999, related to wrap-up operations activity for the HMO's.
     Related party expense, net. Related party expenses, net increased by $0.2 million, or 100.0%, to $0.4 million in the second quarter of 2000 from $0.2 million in the second quarter of 1999. This increase is primarily due to rent and premium expense to related parties.
     Interest Expense. Interest expense increased by $1.2 million to $4.0 million in the second quarter of 2000 from $2.8 million in the second quarter of 1999 due primarily to the Sterling and PerSe Acquisitions resulting in higher outstanding amounts of debt during the first quarter of 2000. The costs associated with the sale of eligible accounts receivable in the second quarter of 2000 and 1999 have been included in selling, general and administrative expenses.
     Other, expenses. Other expenses increased by $1.2 million or 40.0% , to $4.2 million in the second quarter of 2000 from $3.0 million in the second quarter of 1999, primarily due to the increase in interest expense.
     Benefit (provision) for income taxes. There was no benefit (provision) for income taxes for the second quarter of 2000 and 1999. This is due to continued net operating losses.
      Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $8.9 million in the second quarter of 2000 compared to a net loss of $4.8 million in the second quarter of 1999.



SIX  MONTHS  ENDED JUNE 30, 2000 COMPARED TO THE SIX  MONTHS
ENDED JUNE 30, 1999.

     Operating Revenue, Net. Net operating revenue for the six months ended June 30, 2000 was $159.5 million, representing an increase of $59.6 million, or 59.7 %, from operating revenue of $99.9 million for the six months ended June 30, 1999. The increases in operating revenue among the various businesses were as follows:
                 Six Months Ended June 30,
                        2000     1999              %
                                       Increase
   Core businesses    $159.5    $99.9     $59.6    59.7%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                      $159.5    $99.9     $59.6    59.7%

     The increase in the revenue of the core businesses was due mostly to the Sterling Acquisition. For the six months ended June 30, 2000, the emergency physician management business generated approximately $140.3 in revenue, which was an increase of approximately $58.2 million, or 70.9%, from approximately $82.1 million of revenue for the six months ended June 30, 1999. Approximately $59.7 of this increase was attributable to Sterling, offset by a decrease in the non-Sterling contracts, related to contract terminations. The government services group accounted for approximately $9.1 million for the six months ended June 30, 2000, which was an increase of approximately $0.4 million, or 4.6%, from $8.7 million for the six months ended June 30, 1999. Revenue for the billing and collections operations was $10.1 million for the six months ended June 30, 2000, which was an increase of approximately $1.1 million, or 12.2%, from $9.0 million for the six months ended June 30, 1999, due to growth in the billing contracts and fees. Revenue of the billing and business management operations excludes intersegment revenue of approximately $13.5 million for the six months ended June 30, 2000 and approximately $7.5 million for the six months ended June 30, 1999, representing fees billed to the emergency physician management business. Other miscellaneous revenue was $0.1 million during the six months ended June 30, 1999.
     Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $52.4 million, or 75.6%, to approximately $121.7 million for the six months ended June 30, 2000 from approximately $69.3 million for the six months ended June 30,1999. Physician and other provider services costs and expenses increased as follows:
                 Six Months Ended June 30,
                        2000     1999  Increase    %

   Core businesses    $121.7    $69.3     $52.4    75.6%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                      $121.7    $69.3     $52.4    75.6%


     These expenses for the core businesses increased mostly because of the Sterling acquisition. For the six months ended June 30, 2000, physician and other provider services costs and expenses for the emergency physician management group were approximately $114.6 million. This represented an increase of $52.4 million, or 84.2%, from $62.2 million for the six months ended June 30, 1999. Approximately $52.8 of this increase was attributable to Sterling, offset by a decrease in the non-Sterling contracts, related to contract terminations. The government services group's expenses were approximately $7.1 million for the six months ended June 30, 2000, and June 30, 1999. The billing and business management operations did not incur physician and other provider services costs and expenses.

     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $0.3 million, or 1.7%, to $17.7 million for the six months ended June 30, 2000 from $17.4 million for the six months ended June 30, 1999. Medical support services costs and expenses increased as follows:
                 Six Months Ended June 30,
                        2000     1999  Increase    %

   Core businesses     $17.7    $17.4      $0.3     1.7%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                       $17.7    $17.4      $0.3     1.7%

     These expenses for the core businesses increased due to contract terminations in the emergency physician management group offset by growth in the billing operations. For the six months ended June 30, 2000, medical support services costs and expenses for the emergency physician management group were approximately $2.0 million. This represented a decrease of $1.3 million, or 39.4%, from $3.3 million for the six months ended June 30,1999. The government services group's expenses were approximately $0.9 million for the six months ended June 30, 2000 and June 30, 1999. The billing and business management group's expenses were approximately $14.8 million for the six months ended June 30, 2000 representing an increase of approximately $1.6 million, or 12.1%, from approximately $13.2 million for the six months ended June 30, 1999.

     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $16.3 million, or 110.9%, to $31.0 million for the six months ended June 30, 2000 from $14.7 million for the six months ended June 30, 1999. Selling, general and administrative costs and expenses increased as follows:
                 Six Months Ended June 30,
                        2000     1999  Increase    %

   Core businesses     $31.0    $14.7     $16.3   110.9%
   Divested              0.0      0.0       0.0      0.0
   businesses
                       $31.0    $14.7     $16.3   110.9%

     Selling, general and administrative costs and expenses for the core businesses increased primarily because of the Sterling and Per Se acquisitions. For the six months ended June 30, 2000, selling, general and administrative costs and expenses for the Physician Contract group were approximately $20.6 million. This represented an increase of $10.3 million, or 100.0%, from $10.3 million for the six months ended June 30, 1999. Approximately $9.2 million of the increase is attributable to the Sterling acquisition. The government services group's expenses were approximately $0.3 million for the six months ended June 30, 2000 representing a decrease of approximately $0.1 million, or 25.0%, from approximately $0.4 million for the six months ended June 30, 1999. The billing and business management group's expenses were approximately $5.5 million for the six months ended June 30, 2000 representing an increase of approximately $4.6 million, or 511.1%, from approximately $0.9 million for the six months ended June 30, 1999. Approximately $4.4 million of the increase is attributable to the Per Se acquisition. Selling, general and administrative costs and expenses for the corporate group increased to approximately $4.6 million for the six months ended June 30, 2000 representing an increase of approximately $1.5 million, or 48.4%, from approximately $3.1 million for the six months ended June 30, 1999. The increase in selling, general and administrative costs and expenses for the corporate group is primarily related to legal payments.
     Related party expense, net. Related party expenses, net increased by $0.5 million, or 166.7%, to $0.8 million for the six months ended June 30, 2000 from $0.3 million for the six months ended June 30, 1999. This increase is primarily due to rent and premium expense to related parties.
     Interest Expense. Interest expense increased by $2.7 million to $7.9 million for the six months ended June 30, 2000 from $5.2 million for the six months ended June 30, 1999 due primarily to the Sterling and PerSe Acquisitions resulting in higher outstanding amounts of debt during the six months ended June 30, 2000. The costs associated with the sale of eligible accounts receivable for the six months ended June 30, 2000 and 1999 have been included in selling, general and administrative expenses.
     Other, expenses. Other expenses increased by $2.9 million or 54.7% , to $8.2 million for the six months ended June 30, 2000 from $5.3 million for the six months ended June 30, 1999, primarily due to the increase in interest expense.
     Benefit (provision) for income taxes. There was no benefit (provision) for income taxes for the six months ended June 30, 2000 and 1999. This is due to continued net operating losses.
     Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $20.0 million for the six months ended June 30, 2000 compared to a net loss of $7.1 million for the six months ended June 30, 1999.














LIQUIDITY AND CAPITAL RESOURCES
      The Company's primary financing source consists of three accounts receivable sale programs with affiliates of NCFE. Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling Acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling Acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of June 30, 2000, the Company had outstanding advances of approximately $221 million of receivables financing, net of reserves held on the outstanding balances of which approximately $78 million related to billed receivables and approximately $143 million of which related to future receivables. Financing related to the purchase of future receivables is reflected as long-term debt in the accompanying financial statements. The Coastal Program provides for the purchase of up to $115 million of receivables and terminates on June 30, 2001. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2001. Of the total purchase commitments of $260 million on these facilities, including reserve balances there is no remaining availability for purchases at June 30, 2000. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.94% to approximately 12.50% per annum on the outstanding amount of uncollected purchased current and future receivables. The Company also borrowed $6.7 million from NCFE under a note dated December 14, 1999. The funds were used to terminate the billing agreement with a subsidiary of Per Se Technologies, Inc. and to acquire certain of its billing operations in December 1999. The note is repayable in nine monthly installments beginning January 14, 2000, including interest at 13% per annum.

     Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through June 30, 2001. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 4%. The line of credit is secured by substantially all of the Company's assets, including pledges of the common stock of each of its subsidiaries. There is no outstanding balance as of June 30, 2000.
     The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing accounts receivable and advances against receivables expected to be generated in the future, as more fully discussed below. The Company's principal uses of cash have been to support operating activities. Net cash used in operating activities increased by $7.7 million, or 58.8%, for the six months ended June 30, 2000, to $20.8 million as compared to $13.1 million for the six months ended June 30, 1999. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2000. Net cash provided by investing activities was $0.6 million for the six months ended June 30, 1999. Net cash provided by financing activities increased by $7.1million, or 50.0%, to $21.3 million for the six months ended June 30, 2000, from $14.2 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company had net borrowings of $21.3 million as compared to $14.1 million for the six months ended June 30, 1999. Net borrowings increased during the six months ended June 30, 2000 in order to fund the Company's net cash used to support operating activities.
     The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. The Company continues to review all aspects of the business units and implement actions to improve cash flow and profitability. Among the key actions being implemented by the Company are changes in the method of compensating the independent contractor physicians under the Practice Partners Program. The Company also centralized certain administrative tasks and is evaluating ways of expanding its customer base. The primary objectives are to increase cash flow to repay debt, to improve overall financial results and improve the Company's stock price. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity which would cause the Company to increase its reliance on financing under the revolving line of credit provided by an affiliate of NCFE. Until the Company significantly improves cash flow, it will be dependent upon the continued weekly purchases of eligible accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.
     For the foreseeable future, to continue as a going concern, the Company will depend upon NCFE to fund its working capital needs either by purchases of current and future accounts receivable or through the line of credit. The Company's accounts receivables sales programs and line of credit with NCFE have been extended to June 30, 2001 and beyond. Management believes that NCFE will be able to fulfill the Company's needs. The consolidated financial statements do not include any adjustments to the financial statements that might be necessary should NCFE not provide the necessary working capital or should the Company be unable to continue as a going concern.

























Quantitative and Qualitative Disclosures About Market Risk. The table below provides quantitative disclosure information about the Company's market risk sensitive instruments as of June 30, 2000 and December 31, 1999. The market risk sensitive instruments are categorized as instruments entered into for other than trading purposes. The Company's primary market risk exposure is associated with debt obligations arising from three accounts receivable sale programs with affiliates of NCFE, and a note payable to NCFE. These debt obligations are maintained at fixed interest rates. The details on how these programs are managed are described in the preceding section on Liquidity and Capital Resources. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


                         Liabilities
                         June 30, 2000  December 31,
                                        1999
   Long-term Debt
       Fixed Rate              $149,483        $128,213
       Weighted Average          11.29%          11.29%
   Interest Rate


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

PHYAMERICA PHYSICIAN GROUP, INC.
                    (Registrant)

Name                       Title                    Date

/S/Steven M. Scott, M.D.                          Chairman
of the Board of      August 10, 2000
Steven M. Scott, M.D.                             Directors,
President and
Chief Executive Officer

/S/Marc Weiner                                    Interim
Chief Financial Officer                           August 10,
2000
Marc Weiner          and Executive Vice President