Form 10-Q
period 2000-09-30
PHYAMERICA PHYSICIAN GROUP INC
filed 2000-11-15
CIK 874787

United States
             Securities and Exchange Commission
                    Washington, DC  20549

                          Form 10-Q



 {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

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

          {X} Yes                                             {  } No

As of October 31, 2000 there were outstanding 42,968,965 shares of common stock, par value $.01 per share.









             PHYAMERICA PHYSICIAN  GROUP,  INC.
                            INDEX



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets at December 31,1999 and September 30, 2000 (unaudited)
        Unaudited Consolidated Statements of Operations -
        Three and Nine months ended September 30, 2000 and 1999
        Unaudited Consolidated Condensed Statements of Cash Flows
     Nine months ended September 30, 2000 and 1999
     Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION
     Item5. Other Information
     Item 6. Exhibits and Other Reports

     SIGNATURES
















                 PHYAMERICA PHYSICIAN GROUP, INC.
                   Consolidated Balance Sheets
              (In thousands, except per share data)

                                        September         December
                                           30,              31,
                                          2000             1999
               Assets                   (Unaudited)
Current assets:
Cash and cash equivalents             $         -      $         -
Trade accounts receivable, net             25,092           25,113
Reserves held by NCFE                      17,108           16,167
Accounts receivable, other                  2,272            2,329
Receivables from related party              2,903            1,129
Prepaid expenses and other current          6,214            7,194
assets
          Total current assets             53,589           51,932

Property and equipment, at cost, less       7,056            7,651
accumulated depreciation
Excess of cost over fair value of net      20,544           24,158
assets acquired, net
Other assets                                4,961            5,042
          Total assets                $    86,150      $    88,783

Liabilities and Shareholders' Equity
              (Deficit)
Current liabilities:
Current maturities and other short-   $       819      $     7,477
term borrowings
Accounts payable                           33,841           30,277
Accrued physician fees and medical         17,226           18,429
costs
Accrued expenses                            8,943            8,191
          Total current liabilities        60,829           64,374

Long-term debt, excluding current         152,026          120,736
maturities
          Total liabilities               212,855          185,110

Shareholders' equity (deficit):
Common stock $.01 par value; shares
authorized 100,000; shares
issued and outstanding 42,969 and             430              426
42,573, respectively
Additional paid-in capital                178,340          178,285
Common stock warrants                       1,675            1,675
Retained earnings (accumulated          (307,150)        (276,713)
deficit)
          Total shareholders' equity    (126,705)         (96,327)
(deficit)
          Total liabilities and       $    86,150      $    88,783
shareholders' equity (deficit)


   See accompanying notes to consolidated financial statements.



           PHYAMERICA PHYSICIAN GROUP, INC.
         Consolidated Statements of Operations
         (In thousands, except per share data)
                      (Unaudited)
                                  Three months ended
                                    September 30,
                                 2000          1999

Operating revenue, net      $     81,887   $    80,032

Costs and expenses:
Physician and other               62,944        66,835
provider services
Medical support services           9,413         8,631
Selling, general and              16,260        11,959
administrative
Related party expense, net           468           746
Total costs and expenses          89,085        88,171

Operating loss                   (7,198)       (8,139)

Other income (expense):
Interest expense                 (4,377)       (4,125)
Interest income                       23            45
Other related party                (102)          (52)
expense, net
Other, net                         1,222       (2,904)
 Total other expense             (3,234)       (7,036)


Loss before income taxes        (10,432)      (15,175)

Income taxes                           -             -

Net loss                    $   (10,432)   $  (15,175)

Net loss per common share:
Basic and diluted loss per  $     (0.24)   $    (0.40)
share


Shares used to compute loss
per share, basic and              42,764        37,989
diluted


   See accompanying notes to consolidated financial
                      statements.













           PHYAMERICA PHYSICIAN GROUP, INC.
         Consolidated Statements of Operations
         (In thousands, except per share data)
                      (Unaudited)
                                  Nine months ended
                                    September 30,
                                 2000          1999

Operating revenue, net      $    241,376   $   179,913

Costs and expenses:
Physician and other              184,688       136,140
provider services
Medical support services          27,121        25,981
Selling, general and              47,281        26,660
administrative
Related party expense, net         1,287         1,043
Total costs and expenses         260,377       189,824

Operating loss                  (19,001)       (9,911)

Other income (expense):
Interest expense                (12,321)       (9,356)
Interest income                       70           124
Other related party                (304)         (256)
expense, net
Other, net                        1,119        (2,872)
 Total other expense            (11,436)      (12,360)
Loss before income taxes        (30,437)      (22,271)

Income taxes                           -             -

Net loss                    $   (30,437)   $  (22,271)

Net loss per common share:
Basic and diluted loss per  $    (0.71)   $    (0.59)
share
Shares used to compute loss
per share, basic and             42,656        37,921
diluted


   See accompanying notes to consolidated financial
                      statements.













            PHYAMERICA PHYSICIAN GROUP, INC.
    Consolidated Condensed Statements of Cash Flows
                     (In thousands)
                      (Unaudited)
                                       Nine Months Ended
                                         September 30,

                                        2000       1999
Net cash used in operating         $ (23,954)    $(30,645)
activities

Cash flows from investing
activities:
    Proceeds from sale (purchases)     (737)          99
of property and equipment, net
    Acquisition of subsidiaries, net      --      (20,392)
of cash acquired
          Net cash used in investing   (737)      (20,293)
activities

Cash flows from financing
activities:
     Proceeds from borrowing of       24,632       51,903
debt, net of repayments
     Net proceeds from issuances of       59          36
common stock
          Net cash provided by        24,691       51,939
financing activities
          Net increase in cash and         0       1,001
cash equivalents
Cash and cash equivalents at               0          45
beginning of period
Cash and cash equivalents at end of  $     0    $  1,046
period


Supplemental disclosures of cash
flow information:
  Cash payments during the period for:
          Interest                   $ 12,731    $  9,767

          Income taxes                   223         421

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

(3) Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. For the three and nine months ended September 30, 2000 and 1999, comprehensive income is equal to the Company's net loss.


(4) Segment Information

During the three and nine months ended September 30, 2000 and 1999, the Company had four reportable segments: emergency physician management, government services, billing and business management services and divested businesses. The emergency physician management group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides obstetrics, gynecology and pediatrics emergency physician management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The government services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The billing and business management services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's emergency physician management and are also marketed independently to unaffiliated providers. Divested businesses consist of two health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments. "All other" also includes amounts related to eliminations.
Information About Segment Profit/Loss and Segment Assets
The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization. Intersegment revenues are recorded at amounts similar to revenues from external customers. Intersegment profits or losses are eliminated in consolidation. Also, the Company does not allocate certain expenses such as certain professional fees or certain employee benefits to its segments. The Company's reportable segments are business units that are responsible for certain quantitative thresholds of revenue, profits or losses or assets.

Quarter ended September 30, 2000

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther Totals
Revenue from external sources$70,391$6,230  $5,278 $ -$81,899    $(12)
$81,887
Intersegment revenues -      - 6,303     -   6,303   - 6,303
Interest expense  2,695  1,900    32     -   4,627(250)4,377
Depreciation and amortization1,371 8   322       -1,701   42     1,743
Segment profit (loss)(5,475)(839)384     5 (5,925)(4,507)(10,432)
Segment assets  $65,140 $4,318$13,028$2,438$84,924$1,226$86,150




Quarter ended September 30, 1999

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther Totals
Revenue from external sources$70,743$4,542  $4,744$ --$80,029    $3   $80,032
Intersegment revenues--     -- 3,930    --   3,930  -- 3,930
Interest expense  3,213    906    --    --   4,119   6 4,125
Depreciation and amortization1,322 6   160      --1,488   33     1,521
Segment profit (loss)(12,207)(608)1,211(47)(11,651)(3,524)(15,175)
Segment assets  $76,063 $2,833$11,030$2,479$92,405$6,254$98,659






Nine months ended September 30, 2000

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther Totals
Revenue from external sources$210,660$15,358$15,393$ -$241,411   $(35)
$241,376
Intersegment revenues -      -19,784     -  19,784   -19,784
Interest expense  8,564  3,852   189     -  12,605(284)12,321
Depreciation and amortization4,11521   729       14,866  102     4,968
Segment profit (loss)(21,486)(1,952) 3,501       5(19,932)(10,505)    (30,437)
Segment assets  $65,140 $4,318$13,028$2,438       $84,924
$1,226  $86,150




Nine months ended September 30, 1999

               Emergency                    Total
               PhysicianGov't      Divested Reportable   All
(In Thousands) ManagementServices   BillingSegmentsSegmentsOther Totals
Revenue from external sources$152,930$13,239$13,744$ --$179,913  $-   $179,913
Intersegment revenues--     --11,433    --  11,433  --11,433
Interest expense  6,583  2,494    --    --   9,077 279 9,356
Depreciation and amortization1,52022   540       22,084  112     2,196
Segment profit (loss)(16,317)(1,924) 3,698    (43)(14,586)(7,685)     (22,271)
Segment assets  $76,063 $2,833$11,030$2,479$92,405$6,254$98,659



(5) Recently Issued Accounting Pronouncements

Effective for fiscal quarters in fiscal years beginning after June 15, 2000, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company will evaluate the impact of the statement on the Company's financial position and results of operations and adopt SFAS 133 as required.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will evaluate the impact of the bulletin on the Company's financial position and results of operations and adopt SAB 101 as required in the fourth quarter of 2000.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)"("SFAS 140"). SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. While most of the provisions of SFAS 140 will become effective for transactions entered into after March 31, 2001, the disclosures in SFAS 140 will be effective for fiscal years ending after December 15, 2000. The Company is in the process of evaluating the impact that this pronouncement will have on its financial position or results of operations.







































              PHYAMERICA PHYSICIAN GROUP, INC.
           Management's Discussion And Analysis Of
        Financial Condition And Results Of Operations

RESULTS OF OPERATIONS
THIRD QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 1999.
During 1998, the Company completed its divestiture strategy. The objective of the divestiture strategy was to identify operating units that were either underperforming or were not deemed critical to the overall operating strategy. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and HealthPlan Southeast ("HPSE") in October 1998.
The Company sold Better Health Plan ("BHP") in August 1997. Collectively, these businesses are referred to as the HMOs. During 1997, the Company also sold the last of its clinic operations. The Company refers to the HMOs, clinic operations and some smaller related businesses as the divested businesses. The core businesses are comprised of emergency medicine practice management, government services and medical billing and business management services.
      In  July  1999,  in  order  to  expand  its  Emergency
Physician Management business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. In addition, on December 14, 1999 the Company increased the size of its Billing and Business Management business by approximately 25% when Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, acquired from a subsidiary of Per Se Technologies, Inc. the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per Se Acquisition"). The acquisitions were accounted for in accordance with the purchase method of accounting, and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition date.

     Operating Revenue, Net. Net operating revenue in the third quarter of 2000 was $81.9 million, representing an increase of $1.9 million, or 2.4 %, from operating revenues of $80.0 million in the third quarter of 1999. The increase in operating revenue in the Company's core businesses were:

             Three Months Ended September 30,
                        2000     1999              %
                                       Increase
   Core businesses     $81.9    $80.0      $1.9     2.4%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                       $81.9    $80.0      $1.9     2.4%

     The increase in the revenue of the core businesses was due to growth in the government services group and the billing and collections operations, as well as the Per Se acquisition during the fourth quarter of 1999. In the third quarter of 2000, the emergency physician management business generated approximately $70.4 in revenue, which was a decrease of approximately $0.4 million, or 0.6%, from approximately $70.8 million of revenue in the third quarter of 1999. Sterling accounted for approximately $29.5 million of the revenue in the emergency physician management business for the third quarter 2000 versus $31.4 million for the third quarter 1999. The government services group accounted for approximately $6.2 million in the third quarter of 2000, which was an increase of approximately $1.7 million, or 37.8%, from $4.5 million in the third quarter of 1999. The increase in revenue for the government services group was directly related to the addition of new contracts in the third quarter 2000. Revenue for the billing and collections operations was $5.3 million for the third quarter of 2000, which was an increase of approximately $0.6 million, or 12.8%, from $4.7 million in the third quarter of 1999. . Revenue of the billing and business management operations excludes intersegment revenue of approximately $6.3 million in the third quarter of 2000 and approximately $3.9 million in the third quarter 1999 representing fees billed to the emergency physician management business. Per Se accounted for approximately $2.0 million of gross revenue for the billing and business management operations, before the exclusion of intersegment revenue, for the third quarter 2000
     Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $3.9 million, or 5.8%, to approximately $62.9 million in the third quarter of 2000 from approximately $66.8 million in the third quarter of 1999. Physician and other provider services costs and expenses decreased as follows:
             Three Months Ended September 30,
                        2000     1999              %
                                       Decrease

   Core businesses     $62.9    $66.8    ($3.9)     5.8%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                       $62.9    $66.8    ($3.9)     5.8%


      These expenses for the core businesses decreased because of terminated contracts in the emergency physician management group offset by growth in the government services group. In the third quarter of 2000, physician and other provider services costs and expenses for the emergency physician management group were approximately $57.9 million. This represented a decrease of $5.3 million, or 8.4%, from $63.2 million in the third quarter of 1999. Sterling accounted for approximately $26.0 million of the physician and other provider services costs and expenses for the third quarter 2000 versus $31.9 million for the third quarter 1999. The government services group's expenses were approximately $5.1 million in the third quarter of 2000, representing an increase of approximately $1.5 million, or 41.7%, from approximately $3.6 million in the third quarter of 1999. The increase in physician and other provider services costs and expenses for the government services group is directly related to the addition of new contracts in the third quarter 2000. The billing and business management operations did not incur physician and other provider services costs and expenses.

     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $0.8 million, or 9.3%, to $9.4 million in the third quarter of 2000 from $8.6 million in the third quarter of 1999. Medical support services costs and expenses increased as follows:
             Three Months Ended September 30,
                        2000     1999  Increase    %

   Core businesses      $9.4     $8.6      $0.8     9.3%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                        $9.4     $8.6      $0.8     9.3%

      In the third quarter of 2000, medical support services costs and expenses for the emergency physician management group were approximately $1.0 million. This represented a decrease of $0.1 million, or 9.1%, from $1.1 million in the third quarter of 1999. Sterling accounted for $0.5 million of the medical support services costs and expenses for the emergency physician management group for the third quarter of 2000 and 1999. The government services group's expenses were approximately $0.5 million in the third quarter of 2000 and 1999. The billing and business management group's expenses were approximately $7.9 million in the third quarter of 2000 representing an increase of approximately $0.9 million, or 12.9%, from approximately $7.0 million in the third quarter of 1999. The increase in medical support services costs and expenses for the billing and business management group is due to start-up expenses related to preparation for servicing additional outside clients.

     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $4.3 million, or 35.8%, to $16.3 million in the third quarter of 2000 from $12.0 million in the third quarter of 1999. Selling, general and administrative costs and expenses increased as follows:
             Three Months Ended September 30,
                        2000     1999              %
                                       Increase
   Core businesses     $16.3    $12.0      $4.3    35.8%
   Divested              0.0      0.0       0.0    100.0
   businesses
                       $16.3    $12.0      $4.3    35.8%

     Selling, general and administrative costs and expenses for the core businesses increased primarily because of the Per Se acquisition, and increases in overhead. In the third quarter of 2000, selling, general and administrative costs and expenses for the Physician Contract group were approximately $8.3 million. This represented a decrease of $2.0 million, or 19.4%, from $10.3 million in the third quarter of 1999. . Sterling accounted for approximately $2.3 million of the selling, general and administrative cost and expenses for the Physician Contract group for the third quarter 2000 versus $3.9 million for the third quarter 1999. The decrease in selling, general and administrative costs and expenses for the Physician Contract group is related to contract termination and the cost associated with the sale of eligible accounts receivable. The government services group's expenses were approximately negative $0.5 million for the nine months ended September 30, 2000, this represented a decrease of $0.6 million or 600%, from approximately $0.1 million in the third quarter of 1999.
The decrease in selling, general and administrative costs and expenses for the government services group is primarily due to the cost associated with the sale of eligible accounts receivable. The billing and business management group's expenses were approximately $3.2 million in the third quarter of 2000 representing an increase of approximately $2.7 million, or 540.0%, from approximately $0.5 million in the third quarter of 1999. Per Se accounted for approximately $2.5 million of the selling, general and administrative expenses for the billing and business management group for the third quarter 2000. Selling, general and administrative costs and expenses for the corporate group increased to approximately $5.3 million in the third quarter of 2000 representing an increase of approximately $4.2 million, or 381.8%, from approximately $1.1 million in the third quarter of 1999. The increase in selling, general and administrative costs and expenses for the corporate group increased primarily due to the cost associated with the sale of eligible accounts receivable as well as increased legal and overhead expenses.
     Related party expense, net. Related party expense, net decreased by $0.2 million, or 28.6%, to $0.5 million in the third quarter of 2000 from $0.7 million in the third quarter of 1999. This decrease is primarily due to reductions in premium expense to a related party and the discontinuation of management fee income from a related party.
     Interest Expense. Interest expense increased by $0.2 million, or 4.8%, to $4.4 million in the third quarter of 2000 from $4.2 million in the third quarter of 1999 due primarily to higher amounts of outstanding debt during the third quarter of 2000. The costs associated with the sale of eligible accounts receivable in the third quarter of 2000 and 1999 have been included in selling, general and administrative expenses.
     Other expenses. Other expenses decreased by $3.8 million or 54.3%, to $3.2 million in the third quarter of 2000 from $7.0 million in the third quarter of 1999, primarily due to the settlement of prior litigation in the third quarter 2000 and non-repetitive legal accruals recognized during the third quarter 1999.
     Benefit (provision) for income taxes. There was no benefit (provision) for income taxes for the third quarter of 2000 and 1999. This is due to continued net operating losses.
      Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $10.4 million in the third quarter of 2000 compared to a net loss of $15.2 million in the third quarter of 1999.

























NINE  MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO  THE  NINE
MONTHS ENDED SEPTEMBER 30, 1999.

     Operating Revenue, Net. Net operating revenue for the nine months ended September 30, 2000 was $241.4 million, representing an increase of $61.5 million, or 34.2 %, from operating revenue of
$179.9 million for the nine months ended September 30, 1999. The increases in operating revenue among the various businesses were as follows:
              Nine Months Ended September 30,
                        2000     1999              %
                                       Increase
   Core businesses    $241.4   $179.9     $61.5    34.2%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                      $241.4   $179.9     $61.5    34.2%

     The increase in the revenue of the core businesses was due to growth in the government services group and the billing and collections operations, as well as the Sterling and Per Se acquisitions. For the nine months ended September 30, 2000, the emergency physician management business generated approximately $210.7 in revenue, which was an increase of approximately $57.8 million, or 37.8%, from approximately $152.9 million of revenue for the nine months ended September 30, 1999. Sterling accounted for approximately $89.4 million of the revenue in the emergency physician management business for the nine months ended September 30, 2000 versus $31.4 million for the nine months ended September 30, 1999. The government services group accounted for approximately $15.3 million for the nine months ended September 30, 2000, which was an increase of approximately $2.1 million, or 15.9%, from $13.2 million for the nine months ended September 30, 1999. Revenue for the billing and collection operations was $15.4 million for the nine months ended September 30, 2000, which was an increase of approximately $1.6 million, or 11.6%, from $13.8 million for the nine months ended September 30, 1999. Revenue of the billing and business management operations excludes intersegment revenue of approximately $19.8 million for the nine months ended September 30, 2000 and approximately $11.4 million for the nine months ended September 30, 1999, representing fees billed to the emergency physician management business. Per Se accounted for approximately $6.6 million of the gross revenue for the billing and business management operations, before the exclusion of intersegment revenue, for the nine months ended September 30, 2000.
     Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $48.6 million, or 35.7%, to approximately $184.7 million for the nine months ended September 30, 2000 from approximately $136.1 million for the nine months ended September 30,1999. Physician and other provider services costs and expenses increased as follows:
              Nine Months Ended September 30,
                        2000     1999  Increase    %

   Core businesses    $184.7   $136.1     $48.6    35.7%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                      $184.7   $136.1     $48.6    35.7%


     These expenses for the core businesses increased mostly because of the Sterling acquisition and growth in the government services group, which were offset by terminated contracts in the emergency physician management group. For the nine months ended September 30, 2000, physician and other provider services costs and expenses for the emergency physician management group were approximately $172.5 million. This represented an increase of $47.1 million, or 37.6%, from $125.4 million for the nine months ended September 30, 1999. Sterling accounted for approximately $78.7 million of the physician and other provider services costs and expenses for the nine months ended September 30, 2000 versus $31.9 million for the nine months ended September 30, 1999. The government services group expenses were approximately $12.2 million for the nine months ended September 30, 2000, which was an increase of approximately $1.5 million, or 14.0%, from $10.7 million for the nine months ended September 30, 1999. The billing and business management operations did not incur physician and other provider services costs and expenses.

     Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $1.1 million, or 4.2%, to $27.1 million for the nine months ended September 30, 2000 from $26.0 million for the nine months ended September 30, 1999. Medical support services costs and expenses increased as follows:
              Nine Months Ended September 30,
                        2000     1999  Increase    %

   Core businesses     $27.1    $26.0      $1.1     4.2%
   Divested              0.0      0.0       0.0     0.0%
   businesses
                       $27.1    $26.0      $1.1     4.2%

      The increase in the medical support services costs and expenses of the core businesses was due to growth in the government services group and the billing and collections operations, as well as the Sterling and Per Se acquisitions. For the nine months ended September 30, 2000, medical support services costs and expenses for the emergency physician management group were approximately $3.0 million. This represented a decrease of $1.5 million, or 33.3%, from $4.5 million for the nine months ended September 30,1999. Sterling accounted for approximately $2.1 million of the medical support services costs and expenses for the emergency physician management group for the nine months ended September 30, 2000 versus $0.6 million for the nine months ended September 30, 1999. The government services group's expenses were approximately $1.4 million for the nine months ended September 30, 2000 and September 30, 1999. The billing and business management group's expenses were approximately $22.7 million for the nine months ended September 30, 2000 representing an increase of approximately $2.6 million, or 12.9%, from approximately $20.1 million for the nine months ended September 30, 1999.

     Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $20.6 million, or 77.2%, to $47.3 million for the nine months ended September 30, 2000 from $26.7 million for the nine months ended September 30, 1999. Selling, general and administrative costs and expenses increased as follows:
              Nine Months Ended September 30,
                        2000     1999  Increase    %

   Core businesses     $47.3    $26.6     $20.7    77.8%
   Divested              0.0      0.1       0.0      0.0
   businesses
                       $47.3    $26.7     $20.6    77.2%

     Selling, general and administrative costs and expenses for the core businesses increased primarily because of the Sterling and Per Se acquisitions, and increases in overhead. For the nine months ended September 30, 2000, selling, general and administrative costs and expenses for the Physician Contract group were approximately $28.9 million. This represented an increase of $8.2 million, or 39.6%, from $20.7 million for the nine months ended September 30, 1999. Sterling accounted for approximately $11.5 million of the selling, general and administrative cost and expenses for the physician contract group for the nine month ended September 30, 2000 versus $3.9 million for the nine months September 30, 1999. The increase in selling, general and administrative costs and expenses for the Physician Contract group is related to the cost associated with the sale of eligible accounts receivable, goodwill associated with the Sterling acquisition and increases in overhead expenses. The government services group's expenses were approximately a negative $0.2 million for the nine months ended September 30, 2000 representing a decrease of approximately $0.8 million, or 133.3%, from approximately $0.6 million for the nine months ended September 30, 1999. The decrease in selling, general and administrative costs and expenses for the government services group is primarily due to the cost associated with the sale of eligible accounts receivable. The billing and business management group's expenses were approximately $8.7 million for the nine months ended September 30, 2000 representing an increase of approximately $7.4 million, or 569.2%, from approximately $1.3 million for the nine months ended September 30, 1999. Per Se accounted for approximately $7.0 million of the selling, general and administrative expenses for the billing and business management group for the nine months ended September 30, 2000. Selling, general and administrative costs and expenses for the corporate group increased to approximately $9.9 million for the nine months ended September 30, 2000 representing an increase of approximately $5.9 million, or 147.5%, from approximately $4.0 million for the nine months ended September 30, 1999. The increase in selling, general and administrative costs and expenses for the corporate group increased primarily due to the cost associated with the sale of eligible accounts receivable as well as increased legal and overhead expenses. For the nine months ended September 30, 1999, there were approximately $0.1 million in selling, general and administrative costs associated with continued wrap-up activities for divested businesses.
     Related party expense, net. Related party expense, net increased by $0.3 million, or 30.0%, to $1.3 million for the nine months ended September 30, 2000 from $1.0 million for the nine months ended September 30, 1999. This increase is primarily due to rent, premium and other miscellaneous expenses to related parties, offset by decreases related to the discontinuation of management fee income from a related party.
     Interest Expense. Interest expense increased by $2.9 million, or 30.9%, to $12.3 million for the nine months ended September 30, 2000 from $9.4 million for the nine months ended September 30, 1999 due primarily to higher amounts of outstanding debt during the nine months ended September 30, 2000. The costs associated with the sale of eligible accounts receivable for the nine months ended September 30, 2000 and 1999 have been included in selling, general and administrative expenses.
     Other expenses. Other expenses decreased by $1.0 million or 8.1%, to $11.4 million for the nine months ended September 30, 2000 from $12.4 million for the nine months ended September 30, 1999, primarily due to the settlement of prior litigation in the third quarter 2000 and non-repetitive legal accruals recognized during the third quarter 1999, partially offset by the increase in interest expense described above.
     Benefit (provision) for income taxes. There was no benefit (provision) for income taxes for the nine months ended September 30, 2000 and 1999. This is due to continued net operating losses.
     Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $30.4 million for the nine months ended September 30, 2000 compared to a net loss of $22.3 million for the nine months ended September 30, 1999.

LIQUIDITY AND  CAPITAL RESOURCES
      The Company's primary financing source consists of three accounts receivable sale programs with affiliates of NCFE. Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling Acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling Acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of September 30, 2000, the Company had outstanding advances of approximately $230 million of receivables financing, net of reserves held on the outstanding balances of which approximately $81 million related to billed receivables and approximately $149 million of which related to future receivables. Financing related to the purchase of future receivables is reflected as long-term debt in the accompanying financial statements. The Coastal Program provides for the purchase of up to $115 million of receivables and terminates on June 30, 2001. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2001. Management expects to renew the funding of the Coastal Program by rolling the amounts into the Sterling Program and the Government Program. This will be reflected in new Sale and Subservicing Agreements being prepared  by NCFE.
The   agreement   should   maintain   the   current purchase
commitment level and will extend the term to June 30, 2002. Of the total purchase commitments of $260 million on these facilities, including reserve balances there is no remaining availability for purchases as of September 30, 2000. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.8% to approximately 12.50% per annum on the outstanding amount of uncollected purchased current and future receivables. The Company also borrowed $6.7 million from NCFE under a note dated December 14, 1999. The funds were used to terminate the billing agreement with a subsidiary of Per Se Technologies, Inc. and to acquire certain of its billing operations in December 1999. The note was repaid in full in September, 2000 via the payment of nine monthly installments which began on January 14, 2000, including interest at 13% per annum.

     Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through June 30, 2001. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 3%. The line of credit is secured by substantially all of the Company's assets, including pledges of the common stock of each of its subsidiaries. There is no outstanding balance as of September 30, 2000.
     The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing accounts receivable and advances against receivables expected to be generated in the future, as more fully discussed below. The Company's principal uses of cash have been to support operating activities. Net cash used in operating activities decreased by $6.6 million, or 21.6%, for the nine months ended September 30, 2000, to $24.0 million as compared to $30.6 million for the nine months ended September 30, 1999. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash used in investing activities decreased by $19.6 million, or 96.6%, for the nine months ended September 30, 2000, to $0.7 million as compared to $20.3 million for the nine months ended September 30, 1999. Net cash provided by financing activities decreased by $27.2 million, or 52.4%, to $24.7 million for the nine months ended September 30, 2000, from $51.9 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company had net borrowings of $24.6 million as compared to $51.9 million for the nine months ended September 30, 2000.
     The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. The Company continues to review all aspects of the business units and implement actions to improve cash flow and profitability. Among the key actions being implemented by the Company are changes in the method of compensating the independent contractor physicians under the Practice Partners Program. The Company also centralized certain administrative tasks and is evaluating ways of expanding its customer base. The primary objectives are to increase cash flow to repay debt, to improve overall financial results and improve the Company's stock price. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity which would cause the Company to increase its reliance on financing under the revolving line of credit provided by an affiliate of NCFE. Until the Company significantly improves cash flow, it will be dependent upon the continued weekly purchases of eligible accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.
     For the foreseeable future, to continue as a going concern, the Company will depend upon NCFE to fund its working capital needs either by purchases of current and future accounts receivable or through the line of credit. The Company's accounts receivables sales programs and line of credit with NCFE have been or will be extended to June 30, 2001 and beyond. Management believes that NCFE will be able to fulfill the Company's needs. The consolidated financial statements do not include any adjustments to the financial statements that might be necessary should NCFE not provide the necessary working capital or should the Company be unable to continue as a going concern.



















Quantitative and Qualitative Disclosures About Market Risk. The table below provides quantitative disclosure information about the Company's market risk sensitive instruments as of September 30, 2000 and December 31, 1999. The market risk sensitive instruments are categorized as instruments entered into for other than trading purposes. The Company's primary market risk exposure is associated with debt obligations arising from three accounts receivable sale programs with affiliates of NCFE, and a note payable to NCFE. These debt obligations are maintained at fixed interest rates. The details on how these programs are managed are described in the preceding section on Liquidity and Capital Resources. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.


                         Liabilities
                         September 30,  December 31,
                         2000           1999
   Long-term Debt
       Fixed Rate              $152,845        $128,213
       Weighted Average          11.29%          11.29%
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














PART II - OTHER INFORMATION
Item 5
On September 19, 2000, the company filled two vacancies on the Board of Directors by appointing Mr. Fred Jinks and Mr. Ernest Bacon to the Board to complete the unexpired terms of two former directors. Mr. Jinks, 49, is a resident of Wilmington, North Carolina, and is a former Financial Consultant and First Vice President of Merrill Lynch, Pierce Fenner & Smith, where he worked for over 20 years. He is a past member of the President's Club, Chairman's Club, Circle of Excellence and retired as a member of the Director's Circle of Merrill Lynch. Mr. Bacon, 63, is a resident of Franklin, Tennessee, and is a former executive of HealthTrust, Inc., Columbia/HCA Healthcare Corporation and Community Health Systems, and most recently has worked with a number of Quorum Health Group Affiliated Companies.

     The company's chairman, chief executive officer and majority shareholder, Steven M. Scott, M.D., has made a proposal dated November 6, 2000 to acquire, through a cash out merger transaction, the approximately 43% of the Company's outstanding common stock that is not owned or controlled by him or his family members or affiliates. The consummation of the offer would mean that PhyAmerica would become a privately held company. The proposed offer price is equivalent to $0.15 per share in cash or an aggregate price of approximately $2.76 million.

     In response to the offer by Dr. Scott, the Company's Board of Directors has appointed three outside directors to a Special Committee to review and evaluate the terms of the proposal and make a full recommendation to the Board. The members of the Special Committee are Mr. Jinks, Mr. Bacon and Mr. Charles Potter, who has served on the Board since April, 1977. The consummation of the proposed transaction to take the Company private would be subject to, among other things, the negotiation of a mutually acceptable definitive merger agreement and the approval of the merger agreement by the holders of a majority of outstanding shares of the Company's common stock at a Special Meeting of the Shareholders. The Special Committee will also engage independent legal counsel and independent financial advisors to advise it in connection with its review and evaluation of the proposal. If the Special Committee recommends approval of the proposal, the Company will furnish a detailed proxy statement to the shareholders.


Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits
None
(b) Reports on Form 8-K
None











SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

PHYAMERICA PHYSICIAN GROUP, INC.
                    (Registrant)

Name                        Title                    Date

/S/Steven M. Scott, M.D.  Chairman of the Board of  November 15, 2000
Steven M. Scott, M.D.     Directors, President and
                          Chief Executive Officer

/S/Marc Weiner            Interim Chief Financial   November 15,2000
Marc Weiner               Officer and Executive
                          Vice President