Form 10-K
period 2000-12-31
PHYAMERICA PHYSICIAN GROUP INC
filed 2001-04-17
CIK 874787

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to _____________

                        Commission file number 001-13460



                        PHYAMERICA PHYSICIAN GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       56-1379244
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

   2828 Croasdaile Drive, Durham, NC                         27705
(Address of principal executive offices)                   (Zip Code)

                                 (919) 383-0355
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share

                         Preferred Share Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes []No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 2001 was $1,857,359. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers, and greater than 10% shareholders of the Registrant are treated as affiliates).

         The number of shares outstanding of the Registrant's Common Stock as of February 28, 2001 was 43,694,986.

                       Documents Incorporated by Reference

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference in Part III of this report.

                                     PART 1

Item 1.  Business

GENERAL

         PhyAmerica Physician Group, Inc., together with its subsidiaries (the "Company", "PhyAmerica" or the "Registrant"), is a provider of Physician Management Services to physicians, hospitals, government agencies, managed care organizations, employers and other healthcare organizations nationwide. The Company provides services in hundreds of settings to physicians, hospitals and governmental entities. In July 1999, the Company changed its name from Coastal Physician Group, Inc.

         Founded in 1977 to assist hospitals in staffing their emergency departments, the Company expanded in the years 1991 to 1995 to provide hospital-based emergency physician management, as well as physician business management services such as practice management, billing and business management. In addition, the Company acquired two (2) Health Maintenance Organizations ("HMOs") and developed another HMO. In 1993 and 1994, the Company, through a series of acquisitions and expansion efforts, added fee-for-service and capitated clinic networks in New Jersey, Maryland, North Carolina and Florida.

         Beginning in the fourth (4th) quarter of 1995 and continuing through 1998, the Company divested all of its non-core healthcare operations, as detailed below. These divestitures, with the exception of certain South Florida capitated primary care clinics which were divested in the fourth (4th) quarter of 1995, were made pursuant to the plan approved by the Board of Directors in July 1996 to focus on improving the Company's operations in the areas of emergency physician management and physician business management services.

         In July 1999, in order to expand its Emergency Physician Management Business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. This acquisition (the "Sterling Acquisition") increased the number of emergency department staffing contracts in the Emergency Physician Management business from one hundred fifty-one (151) to two hundred eighty (280) (since reduced to 218 as of December 31, 2000 through contract attrition). In addition, on December 14, 1999, the Company increased the size of its Billing and Business Management Business by approximately 25% when Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, acquired from a subsidiary of Per-Se Technologies Inc. the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per-Se Acquisition"). The Company paid $6.7 million to terminate the billing agreement with Per-Se Technologies, Inc. and to acquire the billing operations assets. The Per-Se Acquisition increased the number of patient visits billed in the Billing and Business Management Business from approximately 3.8 million per year to approximately 5 million per year.

         As of December 31, 2000, the Company's ongoing businesses included providing physicians to staff hospital emergency departments, providing billing and business management services for emergency department physicians and physician groups, as well as contract services to a number of government agencies. These operations comprise the Company's core businesses. Information about industry segments are included in the "Notes to Consolidated Financial Statements".

         The Company's Chairman, Chief Executive Officer and majority shareholder, Steven M. Scott, M.D., made a proposal dated November 6, 2000 to acquire, through a cash out merger transaction, the approximately forty-three percent (43%) of the Company's outstanding Common Stock that is not owned or controlled by him or his family members or affiliates. The consummation of the offer would mean that PhyAmerica would become a privately held company. The proposed offer price is equivalent to $0.15 per share in cash or an aggregate price of approximately $2.76 million.

         In response to the offer by Dr. Scott, the Company's Board of Directors appointed three (3) outside Directors to a Special Committee to review and evaluate the terms of the proposal and make a full recommendation to the Board. The members of the Special Committee are Mr. Jinks, Mr. Bacon and Mr. Charles Potter, who has served on the Board since April, 1997. The consummation of the proposed transaction to take the Company private would be subject to, among other things, the negotiation of a mutually acceptable definitive merger agreement and the approval of the merger agreement by the holders of the majority of outstanding shares of the Company's Common Stock at a Special Meeting of the Shareholders. The Special Committee engaged independent legal counsel and independent financial advisors to advise it in connection with its review and evaluation of the proposal. If the Special Committee recommends approval of the proposal, the Company will furnish a detailed proxy statement to shareholders. Subsequent to December 31, 2000, Mr. Jinks and Mr. Potter resigned from the Board of Directors and the Special Committee.

Emergency Physician Management

         Under contracts principally with hospitals and government agencies, the Company recruits physicians as candidates for admission to a client's medical staff and coordinates the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides Obstetrics, Gynecology and Pediatrics Emergency Physician Management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service.

         To fulfill its obligations to clients, the Company obtains the services of physicians who, as independent contractors, agree to provide the necessary clinical coverage. The Company maintains a proprietary database of physicians who might be available as independent contractors in particular specialties and locations. To carry out contract management services such as the contracting of physicians, staffing and administration, the Company's local and regional offices are generally staffed with a manager, and in some cases, a consulting Medical Officer. These personnel are supported by a centralized administrative staff consisting of recruiters, credentialers and staffing coordinators.

         The Company contracts, in most cases, to provide all necessary physician coverage for hospital emergency departments on a twenty-four
(24)-hour, three hundred sixty-five (365)day per year basis. The Company believes that hospitals utilize physician management firms to help solve problems associated with the administration and management of hospital emergency departments such as recruitment, scheduling and retention of emergency medicine physicians, the relief of other hospital physicians from emergency department coverage, budgetary concerns, risk shifting, changing patient volumes and the historically extensive use of hospital emergency departments for routine primary care, particularly at night and on weekends. In addition to obtaining the services of independent contractor physicians to provide emergency department coverage, the Company also typically contracts with the physician whom the hospital selects as the Medical Director of the Emergency Department. The Medical Director works directly with the hospital medical staff and administration in such areas as quality assurance, risk management and departmental accreditation.

         Government Services. The Company provides healthcare staffing and healthcare management services to the United States Army, Navy, Air Force and Coast Guard, the Department of Veterans Affairs, Indian Health Services and County and State Agencies, including those responsible for correctional facilities. Governmental agencies contract with the Company to assist such agencies in fulfilling their obligations to provide healthcare for active-duty and retired military personnel and their dependents, veterans and correctional facility inmates. The Company presently has government services contracts for the operation, staffing and management of Emergency, Obstetric, Gynecological and other primary care departments and assists in the implementation of quality improvement, quality control, managed care and risk management programs which complement medical treatment. The expected revenue of all such contracts through the end of the contract terms in 2005, assuming all options are exercised by the governmental agency (which is within its sole discretion), is approximately $57,100,000 as of December 31, 2000.

Billing and Business Management Services

         The Company provides a range of billing, collection and business management services to support independent contractor physicians, independent practices and other healthcare practitioners. These services are often provided as part of the Company's Emergency Physician Management Services and are also marketed independently to unaffiliated providers. The Company provides these services to over 4,000 physicians in over two hundred forty (240) hospitals in twenty-eight (28) states. The Company codes, bills and collects for professional services with respect to over five (5) million patient visits annually. Approximately 44% of the Company's Billing and Business Management operations serve providers with which the Company's Emergency Physician Management Group does not have a contract management relationship.

         The Company specializes in providing physician business management services to physicians in emergency medicine practices. The Company estimates that approximately ninety-nine percent (99%) of its net billing and collection revenue for 2000 and 1999, and ninety-seven percent (97%) for 1998 (including work for contract management clients and contracted healthcare professionals) was derived from Emergency Medicine Billing and Business Management Services. This change is primarily attributable to the Company's renewed focus on emergency medicine billing with less emphasis on billing for clinical settings.

Divested Businesses

         The Company sold Better Health Plan, Inc. in 1997. During 1998, the Company sold its remaining HMOs, Doctors Health Plan, Inc. and HealthPlan Southeast, Inc. During 1997 and 1996, the

Company sold its clinic operations and several other businesses. Some minor operations of the divested business carried over into 1998.

Contractual Arrangements and Customers

         The Emergency Physician Management Business include the following types of contracts:

         Hospital Contracts. The Company provides physician contract management services to hospitals under two (2) different contractual arrangements: flat-rate contracts and fee-for-service contracts. Hospitals entering into flat-rate contracts primarily pay fees to the Company based on the hours of physician coverage provided. Hospitals entering into fee-for-service contracts agree to authorize the Company and its contracted healthcare professionals to bill and collect the professional component of the charges for medical services rendered by the Company's contracted healthcare professionals. Under fee-for-service arrangements, the Company generally receives directed reimbursement of the amounts collected and, depending on the hospital's patient volume and payer mix, may also receive an availability fee from the hospital. Pursuant to fee-for-service contracts, the Company accepts responsibility for billing and collection and assumes the risks of non-payment, changes in patient volume or payer mix and delays attendant to reimbursement through Government Programs or third-party payers. All of these factors generally are taken into consideration by the Company in arriving at contractual arrangements with healthcare institutions and professionals. While the term of the Company's service contracts is generally one (1) to three (3) years, such contracts typically provide for termination without cause by either party on sixty (60) and up to one hundred eighty (180) days prior notice.

         A significant portion of the Company's net revenue in recent years has been attributable to fee-for-service billing and collection arrangements. As a result of increasing public and private sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services, fee-for-service contracts have developed less favorable cash flow characteristics than traditional flat-rate contracts, resulting in a need for increased liquidity and capital resources.

         Physician Contracts. In its Emergency Physician Management Businesses, the Company generally contracts with physicians and certain other healthcare professionals to provide services to fulfill the Company's contractual obligations to its clients. The Company regards its contracted healthcare professionals as Independent Contractors and, therefore, does not withhold income taxes or otherwise treat such professionals as employees. Professional fees from the Company to the physicians have historically been calculated on an hourly basis. Some physicians may receive, in addition to an hourly fee, certain incentive payments based on activity and performance. Beginning in the fourth
(4th) quarter of 1997, the Company entered into new agreements with certain physicians that provide for the calculation of professional fees based on the number of Relative Value Units ("RVUs"), as defined by the Health Care Finance Administration, billed by the Company for the professional services rendered.

         Under the Company's contracts with its hospital and other healthcare clients, the physician is responsible for the provision of professional services and is required to maintain professional liability insurance with coverage limits as specified in such contracts. The Company's agreements with physicians typically have a one (1)-year term (with options on the part of the physicians for renewal) and can be terminated by the Company at any time under certain circumstances (including termination of the Company's contract with the healthcare facility) or by either party, typically upon thirty (30) to ninety
(90) days prior notice.

         Government Contracts. Federal Government Contracts are usually awarded for a base period ranging from one (1) month to twenty-four (24) months with options on the part of the contracting governmental agency for annual renewal for up to a five (5)-year total contract term. Such renewals are dependent upon annual appropriations, budgetary constraints, applicable governmental requirements and other factors and are subject to termination for convenience by the government. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed and, in certain cases, costs incurred in connection with the termination of the contract.

Government Regulation

         Existing governmental regulation can adversely affect the Company's business through, among other things, its potential to reduce the amount of reimbursement received by the Company's clients for healthcare services. Substantially, all of the Company's revenue is derived from management fees that are dependent upon net collections of healthcare receivables. During the past decade, federal and state governments have implemented legislation designed to reduce healthcare costs and it is anticipated that such legislative initiatives will continue. There can be no assurance that current or future Government Regulations will not have a material adverse effect upon the Company's business.

         The Company is also subject to various federal and state billing and credit collection agency statutes and regulations. In general, these laws provide for various fines, penalties, damages and other assessments for violations, including possible exclusion from Medicare, Medicaid and certain other Federal and State Healthcare Programs. A majority of the Company's clients are reimbursed by private insurers as well as federal and state medical insurance providers. Since the beginning of 1995, governmental agencies have instituted investigations of, and actions against, at least two (2) industry participants for improper billing practices. Although management believes that its billing practices are in material compliance with applicable laws and Government Regulations, given the highly technical nature of this area, there can be no assurance that a change in government regulations, industry practice or an increased focus by governmental agencies on billing practices would not have a material adverse effect on the industry and the Company.

         Certain market changes are occurring in the healthcare industry that could adversely affect the accounts receivable management services provided by the Company. These market reforms include certain employer initiatives, such as creating purchasing cooperatives and contracting for healthcare services for employees through managed care companies (including health maintenance organizations), certain provider initiatives, such as risk-sharing among healthcare providers and managed care companies through capitated contracts and integration of hospitals and physicians into comprehensive delivery systems, and certain payer initiatives, such as new alliances between healthcare providers and third party payers in which the healthcare providers are employed by such third party payers. These changes may result in fixed fee schedules or capitation payment arrangements lower than standard charges. Some of these changes may affect the viability of certain billing and business management operations. Because the Company derives its revenue largely based on the fees charged by its physician clients, reductions in payments to physicians could have an adverse affect on the Company's operations. Furthermore, because the Company's revenue is generally based on its clients' net collections, any delay in its clients' receipt of medical claims reimbursement, including due to an economic recession, could have a material adverse effect on the Company.

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

         Credit collection practices and activities are regulated by both federal and state laws and regulations. The Federal Fair Debt Collection Practices Act (the "Federal Fair Debt Act") sets forth various provisions designed to eliminate abusive, deceptive and unfair debt collection practices by debt collectors. The Federal Fair Debt Act also provides for, among other things, a civil right against any debt collector who fails to comply with the provisions thereof. Various states have also promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit certain fraudulent and oppressive credit collection practices and also may impose license or registration requirements upon collection agencies. In addition, various state credit collection laws and regulations generally provide for criminal fines, civil penalties, injunctions and jail terms for collection agency personnel who fail to comply with such laws and regulations and may entitle states to recover unclaimed refunds from over collections. The accounts receivable management services the Company provides to its clients are not considered debt collection services and the Company is not a "debt collector" under the Federal Fair Debt Act.

         Various states regulate the provision of administrative and business services by third parties to physician-sponsored health plans. In addition, certain federal and/or state consumer protection laws may apply to the Company's billing activities insofar as the Company bills patients directly for the cost of physician services provided.

         The Company recognizes that from time-to-time various healthcare reform proposals may be introduced at the federal or state level. The Company is unable to predict whether any such proposals will apply to the operation of the Company's business or whether, if adopted, any such proposals would materially adversely affect the Company.

Corporate Liability and Insurance

         Each of the Company's emergency physician management subsidiaries maintains professional liability insurance in amounts deemed appropriate by management based upon historical claims and the nature and risks of the business. There can be no assurance that a future claim will not exceed the limits of available insurance or that such coverage will continue to be available. Such insurance provides coverage, subject to policy limits, in the event the Company's contracting subsidiary were held liable as a co-defendant in a lawsuit against a contracted healthcare professional or hospital client. To the extent healthcare professionals are regarded as agents of the Company in their practice of medicine, the Company could be held vicariously liable for any medical negligence of such healthcare professionals. In addition, the Company and its contracting subsidiaries may be exposed to liability in cases in which the Company's contracting subsidiary itself was negligent.

         In addition, the Company's contracts with hospital clients generally contain provisions under which the Company's contracting subsidiary agrees to indemnify the client for losses resulting from the contracting physician's malpractice up to the limits of such contracting physician's liability insurance (whether or not such losses are covered by insurance policies) and the client agrees to indemnify the Company's contracting subsidiary up to the limits of the client's professional liability insurance for losses resulting from the negligence of the client or client personnel (whether or not such losses are covered by insurance policies). In addition, the Company's contracts with the Department of Defense and the Department of Veterans Affairs generally provide for the Company's contracting subsidiary to indemnify the Government, without limitation as to amount, for losses incurred under similar circumstances. The Company's contracting subsidiary requires the contracted physicians to indemnify the Company's contracting subsidiary for losses related to the performance of medical services and to obtain and keep in effect professional liability insurance.

Competition

         The emergency physician practice management services business is highly competitive. The Company competes with national, regional and local physician business management services organizations and physicians that provide their own practice management. The Company's success depends upon the continued contributions of its senior management. The Company enters into confidentiality, non-compete and non-solicitation agreements with its key employees. In general, these agreements contain certain covenants on the part of the key employees concerning confidential and proprietary information of the Company and preclude the key employees from soliciting customers or employees of the Company or competing with the Company.

Employees

         At December 31, 2000, the Company had approximately one thousand nine hundred fifty-six (1,956) employees.

         On December 20, 2000, the Board of Directors determined that the cost of maintaining and administering certain stock option or purchase plans outweighed any benefits to the Company. Therefore, the 1991 Stock option Plan of Coastal Healthcare Group, Inc., the Coastal Healthcare Group, Inc. Stock Purchase Plan, the Coastal Healthcare Group, Inc. Independent Directors' Stock Option Plan and the 1987 Non-qualified Stock Option Plan of Coastal Physician Group, Inc. amended and restated as of March 23, 1994 (as amended March 19,
1996), were terminated as of December 31, 2000.

Item 2.  Properties

         The Company's office headquarters is located in Durham, North Carolina, where the Company leases, under a lease effective January 1, 2001, sixty-one thousand two hundred fifty-one (61,251) square feet of an office building from American Alliance Realty Company, a corporation controlled by the Company's Chairman and Chief Executive Officer, Steven M. Scott, M.D., who is also the largest shareholder of the Company. The lease provides for a term through December 31, 2003 and is an extension of a previous three (3)-year sublease with the same termination date. This space is occupied by the Company and certain of its operating subsidiaries. This lease comprises approximately eighty-nine percent (89%) of the total leasable space in the building.

         The Company leases and partially occupies two (2) additional office buildings, taking approximately eighty-five thousand six hundred eighty-seven (85,687) square feet, located in Durham, North Carolina. The buildings, leased from an unrelated third party, are the headquarter office for PhyAmerica Government Services, Inc., a subsidiary of the Company and also house a division of Healthcare Business Resources, Inc., a subsidiary of the Company. PhyAmerica Government Services, Inc. leases approximately four thousand three hundred (4,300) square feet and Healthcare Business Resources, Inc. leases approximately fifty-one thousand five hundred forty-seven (51,547) square feet. These leases are for a total of approximately fifty-five thousand eight hundred forty-seven (55,847) square feet or sixty-five percent (65%) of the available square feet. The remainder of the space, twenty-nine thousand eight hundred forty (29,840) square feet or thirty-five percent (35%), is subleased to third parties. Of the sublet space, nineteen thousand seventy-four (19,074) square feet is leased to Doctors Health Plan, a Health Maintenance Organization licensed in the State of North Carolina. Doctors Health Plan is controlled by the Company's Chairman and Chief Executive Officer, Steven M. Scott, M.D. The remainder of space is leased to several unrelated third parties.

         The Company's operating subsidiaries generally lease office space in locations in which they do business. Total rent expense for all office space leased by the Company under non-cancelable operating leases was $3,882,235 for the year ended December 31, 2000.

         Further information concerning properties leased from related parties is disclosed in "Item 13-Certain Relationships and Related Transactions".

Item 3.  Legal Proceedings

         On February 4, 1998, Jacque J. Sokolov, M.D., who previously served as Chairman of the Company and President of Advanced Health Plans, Inc., a subsidiary of the Company, filed a Demand for Arbitration with J*A*M*S/ENDISPUTE in Los Angeles, California alleging various breaches of an Employment Contract dated November 1994 with the Company. Arbitration was held in August, 1999 in Washington, D.C. and the arbitrator entered an award in favor of Dr. Sokolov. The arbitration provisions of the Employment Agreement provided that the award of the arbitrator was reviewable by a court of law for errors of law made by the arbitrator. Following the award, the Company filed an action in the U.S. District Court for the Middle District of North Carolina alleging that the arbitrator made errors of law. The parties have filed Motions for Summary Judgment and are currently awaiting a decision from the court. If the Company is not able to reach a settlement of this matter, the Company intends to continue to vigorously challenge the ruling of the arbitrator. The Company has provided a reserve for the amount of the award in its financial statements with respect to this matter.

         The Revenue Cabinet of Kentucky has issued several Tentative Notices of Assessment for various periods from July 1, 1993 through the notice date to Coastal Government Services, Inc. (now PhyAmerica Government Services, Inc.) and Coastal Physician Services, Inc., (now PhyAmerica Physician Services, Inc.) seeking to assess taxes, penalties and interest in the amount of approximately $2.5 million for 1997 and $1.4 million for 1998 under KRS 131.150 allowing for a Health Care Provider Tax. The Company retained counsel and has contested the proposed assessments. It is the Company's position that it is not responsible for the tax on the grounds that it does not come within the statutory definition of a "health care provider" since it is not a physician, hospital or other licensed provider and that the tax should be assessed directly against the hospitals or the physicians. This tax was phased out after June 30, 1999. The Company has held settlement conferences with representatives of the Revenue Cabinet in an effort to resolve this matter without litigation. Although those discussions are still ongoing, it is the Company's intention to vigorously challenge the assessments. At this stage, the exposure to the Company cannot be determined.

         On March 23, 2000, two (2) shareholders filed a lawsuit styled Bosco, et al v. Scott, et al in the U. S. District Court for the District of Delaware, individually and on behalf of all those similarly situated, and derivatively as shareholders of the Company, alleging five (5) claims for relief. The first claim alleges Breach of Fiduciary Duty by the Directors, primarily related to the sales of certain assets to Dr. Scott. The second claim is brought against NCFE and Lance Poulsen, Chairman and Chief Executive Officer of NCFE, alleging the Aiding and Abetting the Breach of Fiduciary Duty by the individual defendants. The third claim is brought derivatively against Dr. Scott, Mr. Poulsen and NCFE alleging violation of the Racketeer Influenced and Corrupt Organizations Act. Count four is brought against the individual Directors for allegedly unlawfully amending the Company's Certificate of Incorporation to Restrict Transferability of the Company's Stock. Count five is brought individually against the Directors for Breach of Fiduciary Duty in failing to disclose the reason for the delisting of the Company's stock by the New York Stock Exchange in December 1998. The Company believes that the actions taken by management and the Board of Directors in divesting certain operations were appropriate, were done for fair and adequate consideration and have been properly documented and publicly disclosed. The Company intends to vigorously defend the action and, at this stage of the litigation, the exposure to the Company cannot be determined.

         The New York State Department of Taxation and Finance has written a letter to Better Health Plan, Inc. ("BHP") stating that as a result of an audit of the Corporation Finance Tax return filed by BHP for the period from May 2, 1995 to May 5, 1995, it has determined that an adjustment in the amount of $4.6 million is required for the BHP tax liability for that period. The Company has retained counsel to advise it with respect to this matter and to contest the assessment. Based on the limited information available at this time, the exposure to the Company, if any, cannot be determined.

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

During 2000, the Company reached a settlement with the State of North Carolina whereby certain unclaimed property from before December 31, 1998, was to be remitted to the State of North Carolina, which effectively released the Company for future liability for that period. The State of North Carolina also determined settlement amounts for a number of other states on their behalf. As of the balance sheet date, some States have agreed to the settlement amounts reached on their behalf and others, while accepting payments from the Company, have not agreed to release the Company from future audits of this time period. The Company has made provision for the States where potential future exposure may exist, and these amounts are reflected in the financial statements.

In addition, the Company reached a settlement agreement with respect to its claims against PricewaterhouseCoopers for services rendered to the Company in 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth
(4th) quarter of 2000.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Beginning January 4, 1999, the Company's Common Stock was included on the OTC Bulletin Board System under the symbol "ERDR." Prior to that date, the Company's Common Stock was traded on the New York Stock Exchange under the symbol "DR." The following table shows the range of market prices per share for the Company's Common Stock in 2000 and 1999.


                                        2000                      1999

                                  High          Low         High         Low
                                  -----------------         ----------------


         First Quarter           $ 0.44       $ 0.22        $ 0.41     $ 0.19

         Second Quarter            0.38         0.10          0.72       0.22

         Third Quarter             0.24         0.12          0.56       0.27

         Fourth Quarter            0.15         0.08          0.44       0.25



         As of December 31, 2000, the Company had approximately three thousand four hundred (3,400) shareholders, of which approximately nine hundred (900) were holders of record.

         The Company has not paid, nor does it currently intend to pay, cash dividends on its Common Stock but, rather, it intends to retain any future earnings for reinvestment in its business.

         On March 3, 1998, Bertram E. Walls, M.D., a Director of the Company, made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at ten percent (10%) per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the ten (10) trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the ten (10) trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten
(10) times the conversion price for the Common Stock. On May 1, 1998, Steven M. Scott, M.D., the Company's Chief Executive Officer, a Director and largest shareholder acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into four hundred forty-four thousand nine hundred seventy-four (444,974) shares of Series D Preferred. Subsequent to approval by the holders of the Common Stock in July 1999, the Series D Preferred was converted into ten (10) shares of Common Stock for each share of Preferred Stock, or four million four hundred forty-nine thousand seven hundred forty (4,449,740) shares of Common Stock, in November, 1999. This transaction was not registered under the Securities Act pursuant to the exemption provided by
Section 4(2) thereof for transactions not involving any public offering.

Item 6.  Selected Financial Data


                                                             Years Ended December 31,
                                         ---------------------------------------------------------------------
                                             2000          1999          1998          1997          1996
                                         ------------- ------------- ------------- ------------- -------------
                                                      (In thousands, except per share data)
Results of Operations:
Operating revenue, net                       $320,396      $264,710      $294,221      $424,841      $552,109
Operating loss                               (29,636)      (15,231)      (11,576)      (67,188)     (125,029)
Loss from continuing operations              (42,920)      (32,663)      (20,138)      (81,981)     (147,421)
Loss per share from continuing                 (1.01)        (0.84)        (0.53)        (3.08)        (6.18)
operations
Net loss                                    (47,913)*      (32,663)      (20,138)      (81,981)     (145,557)
Net loss per share                            (1.12)*        (0.84)        (0.53)        (3.08)        (6.10)
Weighted average shares                        42,702        38,697        37,676        26,623        23,844

* Includes ($5.0 M) for cumulative effect of change in accounting principle.



                                                                   December 31,
                                         ---------------------------------------------------------------------
                                             2000          1999          1998          1997          1996
                                         ------------- -------------- ------------ -------------- ------------
                                                              In thousands, except per share data
Balance Sheet at Year-End:
Total assets                                  $87,112        $94,483       55,074        $99,531     $181,841
Short-term debt                                 1,728          7,477          433          2,529       71,130
Long-term debt                                175,352        126,346       77,109         74,698        4,799
Total shareholders' equity/(deficit)        (144,190)       (96,327)     (63,719)       (61,427)        3,503

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

GENERAL

         Over the past several years, the Company has undergone significant changes in its business that have had a significant adverse financial impact on the Company. During this period, the Company identified a number of operating units that were either under performing or were not deemed critical to the overall operating strategy. The Company sold Doctors Health Plan, Inc. ("DHP") in March 1998, and HealthPlan Southeast ("HPSE") in October 1998. The Company sold Better Health Plan ("BHP") in August 1997. Collectively, these businesses are referred to as the HMOs. During 1997, the Company also sold the last of its clinic operations. The Company refers to the HMOs, clinic operations and some smaller related businesses as the divested businesses. The core businesses are comprised of emergency medicine practice management, government services and medical billing and business management services.

         In July 1999, in order to expand its Emergency Physician Management Business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. This acquisition (the "Sterling Acquisition") increased the number of emergency department staffing contracts in the Emergency Physician Management Business from one hundred fifty-one (151) to two hundred eighty (280) (reduced to two hundred forty-one
(241) as of December 31, 1999 through contract attrition). As of December 31, 2000, the number of contracts was two hundred eighteen (218). This reduction was a result of planned termination of poorly performing contracts as well as selective non-renewal of contracts.

On December 14, 1999, the Company increased the size of its Billing and Business Management Business by approximately twenty-five percent (25%) when Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, acquired from a subsidiary of Per-Se Technologies, Inc. the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per-Se Acquisition"). The Per-Se Acquisition increased the number of patient visits billed in the Billing and Business Management Business from approximately 3.5 million per year to approximately 5 million per year. The acquisitions were accounted for in accordance with the purchase method of accounting and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition date. As of December 31, 2000, HBR had two hundred forty-one (241) contracts in twenty-eight (28) states with four million nine hundred eighty-five thousand seven hundred eight (4,985,708) processed visits.

         For the past three (3) years, the Company has incurred net losses. A more detailed, comparative review of the results of operations for 2000 as compared to 1999 appears below.

2000 COMPARED TO 1999

         Operating Revenue, Net. Net operating revenue for 2000 was $320.4 million, representing an increase of $55.7 million, or 21.0%, from 1999 operating revenue of $264.7 million.

         The majority of the increase in this line item relates to the acquisition of Sterling. Sterling was acquired in June 1999 thus as of December 31, 1999 only six (6) months of Sterling activity was included, and as of December 31, 2000, a full year of Sterling activity is impacting the balances. This additional Sterling activity caused an increase in the operating revenue. In 2000, the Emergency Physician Management Business generated approximately $277.7 million in revenue, which was an increase of $49.4 million, or 21.6%, from approximately $228.3 million of revenue in 1999. The Government Services Group accounted for approximately $20.1 million in 2000, which was an increase of approximately $2.3 million, or 12.9%, from $17.8 million in 1999. The increase in revenue of the Government Services Group was mainly due to new contracts. The Billing and Collections Operations had an increase of $1.6 million, or 7.9%, to $20.3 million in 2000 from $18.7 million in 1999 due to growth in billing contracts and fees.

Revenue of the Billing and Business Management Operations excludes intersegment revenue of approximately $27.1 million in 2000 and approximately $16.3 million in 1999 representing fees billed to the Emergency Physician Management Business.

         Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other healthcare providers. Physician and other provider services costs and expenses increased by approximately $45.8 million, or 22.9%, to approximately $245.6 million in 2000 from approximately $199.8 million in 1999. These expenses for the core businesses increased mostly because of the additional Sterling activity.

         Medical Support Services Costs and Expenses. Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $12.6 million, or 36.3%, to $47.3 million in 2000 from $34.7 million in 1999.

         These expenses for the core businesses increased because of the additional Sterling activity and growth in the billing operations.

         Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $11.8 million, or 26.8%, to $55.8 million in 2000 from $44.0 million in 1999. The $11.8 million increase in SG&A between December 31, 1999 and December 31, 2000 is in part due to the amortization of goodwill. Further, this line item is impacted by the increase in program costs related to the increase in the outstanding purchase balance.

         Related party expense, net. Related party expense, net decreased by $0.1million, or 7.1%, to $1.3 million in 2000 from $1.4 million in 1999. The decrease is primarily due to payment of outstanding obligations.

         Gain (Loss) on Divested Assets, Net. There were no gains or losses on divested assets during 2000.

         Interest Expense. Interest expense increased by $4.3 million or 29.7% to $18.8 million in 2000 from $14.5 million in 1999 due primarily to the increase in the outstanding debt balance. The costs associated with the sale of eligible accounts receivable in 2000 and 1999 have been included in selling, general and administrative expenses.

         Other, net. Other expenses decreased by $8.2 million from $2.9 million expense in 1999 to income of $5.7 million in 2000 due primarily to the escheat and litigation settlements in the Company's favor. (See Notes to Financial Statements for further information.)

         Benefit (provision) for income taxes. There was no benefit (provision) for income taxes for 2000 and 1999. This is due to continued net operating losses.

         Net Loss. Primarily as a result of the foregoing, the Company reported a net loss of $47.9 million in 2000 compared to a net loss of $32.7 million in 1999. Included in the net loss of $47.9 million is the cumulative effect of the change in accounting principle for the adoption of SEC Staff Accounting Bulletin No. 101 during 2000. The total cumulative effect of the accounting principle was a loss of $5.0 million, thus making the Net Loss before Cumulative Effect $42.9 million or $10.3 million greater than in 1999. (See Notes to Financial Statements for detail regarding the change in accounting principle.)

1999 COMPARED TO 1998

         Operating Revenue, Net. Net operating revenue for 1999 was $264.7 million, representing a decrease of $29.5 million, or ten percent (10.0 %), from 1998 operating revenue of $294.2 million. The changes in operating revenue among the various businesses were as follows:

                                                                         Increase
                                          1999            1998          (Decrease)            %
                                     --------------- ---------------- ---------------- ----------------
     Core businesses                         $264.7           $201.3            $63.4            31.5%
     Divested businesses                        0.0             92.9           (92.9)           100.0%
                                     --------------- ---------------- ----------------
                                             $264.7           $294.2          $(29.5)          (10.0)%
                                     =============== ================ ================ ================


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

         Physician and Other Provider Services Costs and Expenses. Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other healthcare providers. Physician and other provider services costs and expenses decreased by approximately $34.2 million, or 14.6%, to approximately $199.8 million in 1999 from approximately $234.0 million in 1998. Physician and other provider services costs and expenses decreased as follows:



                                                                            Increase
                                           1999            1998            (Decrease)            %
                                     --------------- ---------------- ---------------- ----------------
     Core businesses                         $199.8           $145.5            $54.3            37.3%
     Divested businesses                        0.0             88.5           (88.5)           100.0%
                                     --------------- ---------------- ---------------- ----------------
                                             $199.8           $234.0          $(34.2)          (14.6)%
                                     =============== ================ ================ ================


         These expenses for the core businesses increased mostly because of the Sterling Acquisition. In 1999, physician and other provider services costs and expenses for the Emergency Physician Management Group were approximately $185.6 million. This represented an increase of $56.9 million, or 44.2%, from $128.7 million in 1998. Approximately $61.3 of this increase was attributable to Sterling offset by a slight decrease in the non-Sterling contracts, related to contract terminations. The Government Services Group's expenses were approximately $14.2 million in 1999, representing a decrease of approximately $2.6 million, or 15.5%, from approximately $16.8 million in 1998. The decrease in physician and other provider services costs and expenses of the Government Services Group was mainly due to contract terminations. The Billing and Business Management Business Operations did not incur physician and other provider services costs and expenses.

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

                                                                            Increase
                                           1999            1998            (Decrease)            %
                                     --------------- ---------------- ---------------- ----------------
     Core businesses                          $34.6            $33.1             $1.5             4.5%
     Divested businesses                        0.1              0.3            (0.2)            66.7%
                                     --------------- ---------------- ---------------- ----------------
                                              $34.7            $33.4             $1.3             3.9%
                                     =============== ================ ================ ================

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

         Selling, General and Administrative Costs and Expenses. Selling, general and administrative costs and expenses increased by $8.8 million, or 25.0%, to $44.0 million in 1999 from $35.2 million in 1998. Selling, general and administrative costs and expenses increased as follows:

                                                                            Increase
                                           1999            1998            (Decrease)            %
                                     --------------- ---------------- ---------------- ----------------
     Core businesses                          $43.9            $24.7            $19.2            77.7%
     Divested businesses                        0.1             10.5           (10.4)           (99.0)
                                     --------------- ---------------- ---------------- ----------------
                                              $44.0            $35.2             $8.8            25.0%
                                     =============== ================ ================ ================

         Selling, general and administrative costs and expenses for the core businesses increased because of the Sterling Acquisition. In 1999, selling, general and administrative costs and expenses for the Physician Contract Group were approximately $33.4 million. This represented an increase of $14.3 million, or 74.7%, from $19.1 million in 1998. Approximately $11.6 million of the increase is attributable to the Sterling Acquisition. The Government Services Group's expenses were approximately $0.7 million in 1999 representing an increase of approximately $0.5 million, or 250.0%, from approximately $0.2 million in 1998. The Billing and Business Management Group's expenses were approximately $1.8 million in 1999 representing a decrease of approximately $0.3 million, or 14.3%, from approximately $2.1 million in 1998. Selling, general and administrative costs and expenses for the Corporate Group increased to approximately $8.0 million in 1999 representing a increase of approximately $4.7 million, or 142.4%, from approximately $3.3 million in 1998. Effective for the third (3rd) quarter of 1998, the Company received certain credits for certain selling, general and administrative fees relating to its Sales and Subservicing Agreements with National Century Financial Enterprises, Inc. and its affiliates ("NCFE"). The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $765,000 related to its accounts receivable sales and subservicing programs costs and was accounted for as a reduction of selling, general and administrative costs and expenses. No credits were received in 1999.

         Related party expense, net. Related party expense, net decreased by $0.2 million, or 12.5%, to $1.4 million in 1999 from $1.6 million in 1998. The decrease is primarily due to an insurance company affiliate of the Company being purchased by an unaffiliated party in May 1998. See "Notes to Consolidated Financial Statements".

         Gain (Loss) on Divested Assets, Net. There were no gains or losses on divested assets during 1999. Because the sales of the HMOs in 1998 were to a related party, no gains were recorded. Instead, the amounts that would have been recorded as gains on divested assets if the sales were to an unrelated party were credited directly to additional paid-in capital. In 1998, the Company recorded adjustments to notes receivable and to the purchase price of certain of those assets resulting in an additional loss of approximately $1.6 million in 1998.

         Interest Expense. Interest expense increased by $5.8 million to $14.5 million in 1999 from $8.7 million in 1998 due primarily to the Sterling Acquisition resulting in higher outstanding amounts of debt during 1999. The costs associated with the sale of eligible accounts receivable in 1999 and 1998 have been included in selling, general and administrative expenses.

         Effective for the third (3rd) quarter of 1998, the Company received certain credits for interest relating to its Sales and Subservicing Agreements with NCFE. The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $1.5 million was accounted for as a reduction of interest expense. No credits were received in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds consists of three (3) accounts receivable sale programs with affiliates of NCFE. Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling Acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling Acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services Business (the "Government Program"). The Emergency Physician Management Business and the Government Services Business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of December 31, 2000, the Company received $71 million related to billed receivables and approximately $167 million related to future receivables. Financing related to the purchase of future receivables is reflected as long-term debt in the accompanying financial statements. The Coastal Program provides for the purchase of up to $115 million of receivables and terminates on June 30, 2001. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2002. Of the total purchase commitments of $260 million on these facilities, there is $22 million of remaining availability for purchases as of December 31, 2000. Management has renewed the funding of the Coastal Program. New Sale and Subservicing Agreements were signed effective March 30, 2001. The new agreements increase the funding availability to $150 million, fix the interest rate at 10.5% and extend the termination date to June 30, 2004. Including the new agreements, the purchase commitment has been increased to $295 million. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.8% to approximately 12.50% per annum on the outstanding amount of uncollected purchased current and rights to future receivables. The Company also borrowed $6.7 million from NCFE under a note dated December 14, 1999. The funds were used to terminate the billing agreement with a subsidiary of Per-Se Technologies, Inc. and to acquire certain of its billing operations in December 1999. The note was repaid in full in September, 2000 via the payment of nine (9) monthly installments, which began on January 14, 2000, including interest at thirteen percent (13%) per annum.

         Under a separate Loan and Security Agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through June 30, 2001. Interest on outstanding amounts under this line of credit is payable monthly at prime plus three percent (3%). The line of credit is secured by substantially all of the Company's assets, including pledges of the Common Stock of each of its subsidiaries. There was no outstanding balance as of December 31, 2000.

         The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing receivables and advances against receivables expected to be generated in the future as more fully discussed below. The Company's principal use of cash has been to support operating activities. Net cash used in operating activities increased $13.8 million for the year ended December 31, 2000. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash used in investing activities in 2000 decreased by $70.8 million or 99.2% for the year ended December 31, 2000, to $0.6 million as opposed to $71.4 million for the year ending December 31, 1999. In 2000, the net cash provided by financing activities decreased $57.0 million or 59.9% to $38.2 million for the year December 31, 2000 from $95.2 million for the year December 31, 1999. During 2000, the Company had net borrowings of $43.9 million as compared to $95.1 million in 1999.

         The Company expects to satisfy its anticipated demands and commitments for cash in the next twelve (12) months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. As part of its ongoing effort to improve cash flow, the Company undertook a comprehensive review of all hospital contracts and operating units. Underperforming contracts and operations were renegotiated or terminated. The Company also remains committed to increasing the implementation of the Practice Partners Program(C) for compensating the independent contract physicians. Practice Partners links the compensation of the participants to the profitability of the hospital contract. The Company implemented new budgeting and financial control systems to better monitor performance by its various departments. New business development continues to be a focal point of the organization. The primary objectives of these programs are to improve cash flow and slow the growth of our dependence on outside cash sources. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity which would cause the Company to increase its reliance on financing under the revolving line of credit provided by an affiliate of NCFE. Until the Company significantly improves cash flow, it will be dependent upon the continued weekly purchases of eligible and rights to future accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.

         For the foreseeable future, to continue as a going concern, the Company will depend upon NCFE to fund its working capital needs either by purchases of eligible and future accounts receivable or through the line of credit. The Company's accounts receivables sales programs with NCFE have been extended to June 30, 2002 and beyond. Management believes that NCFE will be able to fulfill the Company's needs. The consolidated financial statements do not include any adjustments to the financial statements that might be necessary should NCFE not provide the necessary working capital or should the Company be unable to continue as a going concern.

OTHER TRENDS AND UNCERTAINTIES

         The healthcare industry has seen numerous consolidations and combinations led by a number of major healthcare companies that continue to experience financial difficulties. Many of those companies have embarked on divestiture programs to eliminate unprofitable operations. The Company divested its non-core businesses during 1997 and 1998, expanded its core business through the acquisition of Sterling in 1999 and in 2000 focused its efforts on improving operations, increasing revenue and decreasing costs. While there have been improvements in operations within the Company's core business, the Company continues to incur significant losses.

         Although the Company has continued its marketing efforts, the number of new contracts obtained has been lower than that historically experienced by the Company. Management attributes the reduced rate of new business development to several factors, including increased competition from local and regional groups, increased payment and reimbursement pressures on hospitals, consolidation and closures involving client hospitals and the Company's financial condition. The Sterling Acquisition included the purchase of one hundred twenty-nine (129) contracts. Since the acquisition, forty-three (43) of these contracts have been terminated (some at the Company's request due to poor financial performance). A new contract was added in 1999 and four (4) new ones in 2000 for a current total of ninety-one (91) contracts. While the Company believes it has an excellent record in providing services, it believes that its financial condition has been an impediment to the awarding of new contracts that it would otherwise have received. Hospital administrators have expressed concerns about awarding and renewing contracts both as to operational ability and financial viability of companies operating in the Company's industry. The Company believes its success is dependent upon retaining and renewing existing contracts, terminating poorly performing contracts and obtaining new hospital contracts. The Company has not been able to add new contracts or renew existing contracts at a rate that allows continued expansion of the Company's business.

         The Emergency Physician Management Business is under pressure industry-wide as government reimbursement programs and private insurance programs seek to contain and reduce medical costs at the same time that the costs of delivering those services continue to rise. In late March 1997, the Health Care Financing Administration ("HCFA") indicated that it would no longer allow companies to obtain group provider numbers to bill Medicare claims for services rendered by their independent contractor physicians. The Company took steps to individually enroll the independent contractor physicians and to modify the contractual arrangement with independent contractor physicians in order to comply with HCFA's interpretation of the reimbursement regulations. Efforts to individually enroll the independent contractor physicians depend upon their cooperation. To date, the Company has not experienced any significant problems in enrolling the physicians and, as of December 1999, had substantially completed the individual enrollment process.

         Prior to July 1999, Sterling Healthcare Group, Inc. was also subject to these enrollment requirements, but had not completed the individual enrollment of its independent contractor physicians. Effective with the Company's acquisition of certain of the contracts and assets used in the operations of Sterling Healthcare Group, Inc. ("Sterling Acquisition"), the US Bankruptcy Court issued orders that allowed the Company additional time to individually enroll the physicians, to continue to bill and collect using group provider numbers and to enter into new contractual arrangements with the former Sterling independent contractor physicians in order to comply with HCFA's interpretation of the reimbursement regulations.

         The Company continues to make progress in the re-enrollment process for the former Sterling independent contractors in order to bring their enrollment into compliance with HCFA's requirements. Although the Court Orders have provided the Company some assurances that the independent contractors will be reimbursed for their services, some delays in reimbursement may occur and the Company may incur additional costs to complete this process; however, the full financial impact is not known at this time.

         In certain states, the interpretation of laws prohibiting a corporation from providing medical care, may apply to the Company's business. This affects the ability to contract directly with a hospital to provide services. In those states, the Company forms a professional corporation or professional association ("PC/PA") to contract with the hospital. Generally, the PC/PA has a sole shareholder who is a physician and, in most cases, is a Company shareholder, employee or officer. The PC/PA, as well as the sole shareholder of the PC/PA, enters into a share transfer agreement with the Company that allows the Company, among other things, to change the sole shareholder at the Company's will with no more than a nominal cost and no significant adverse impact on the Company or the PC/PA. The PC/PA also contracts with the Company via a services agreement for various management services such as physician scheduling, making disbursements to physicians and vendors, or providing accounting and tax services, etc. In exchange for these services, the PC/PA assigns all accounts receivable to the Company. The Company has evaluated these standardized agreements including their provisions as to the ten (10)-year term of the contractual relationship and termination provisions. Based on these provisions, as well as the Company's control established through the share transfer agreements, and the Company's ability to reset the financial terms of the services agreements at will, the Company believes that these standardized agreements meet the criteria contained in Emerging Issues Task Force Consensus 97-2 "Application of APB Opinion No. 16, Business Combinations, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" that require consolidation.

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

         The Company has attempted to stabilize its labor force, limit the use of temporary personnel and non-physician independent contractors and minimize professional fees. The Company has also reduced overhead costs associated with its Sterling Acquisition. Sterling's headquarters office in Miami, FL was closed in January, 2000 and functions were transferred to the Corporate Office in Durham, NC. During 2000, some regional offices were closed, consolidated or reduced in size. Various administrative and support functions historically provided by the Corporate Office in Durham, NC have been significantly reduced, eliminated completely or redeployed to the operating companies requiring those functions.

         Developments in the healthcare industry are also expected to continue to impact the Company's financial performance and operating strategy. These developments include trends of medical expenses in HMOs and other businesses where the risk of higher medical costs is assumed, as well as changing levels of utilization in hospital-based and clinic operations. The Company may experience a reduction in visits as a result of utilization policies of managed care plans. Additionally, the Company will continue to be subject to changes in premiums and levels of reimbursement from payers including HMOs, insurance companies, Medicare and Medicaid.

         Because the Company bills for a large number of emergency medicine visits, it will always be subject to changes in premiums and levels of reimbursement from payers including HMOs, insurance companies, Medicare and Medicaid. Efforts by Medicare and Medicaid to reduce costs, including costs incurred due to inaccurate or fraudulent billing practices, continue to be an area of exposure to all organizations that render medical services reimbursed under these programs. The Company maintains compliance programs and procedures in order to help discover and address any billing practices that may not comply with Medicare regulations. However, the Company may undergo audits similar to those that have been initiated against other healthcare providers and billing companies. While no audits have been initiated against the Company, there can be no assurance that the Company's billing procedures, if subjected to such an audit, would be found to comply with all applicable regulatory requirements.

         The billing company that billed for substantially all of the Sterling contracts prior to the Sterling Acquisition and after the acquisition until December 14, 1999, had reached agreements to settle claims arising from investigations by the United States Department of Justice and the United States Attorney General's Office. The billing company entered into a Corporate Integrity Agreement with respect to its coding and billing practices with the Office of the Inspector General of the Department of Health and Human Services on September 2, 1998. This Agreement, which has a term of sixty-five (65) months, provides that the Government will not seek to exclude the billing company from participation in governmental healthcare programs and requires the billing company to continue its existing compliance program, augmented by an annual third-party review and additional reporting requirements. If the billing company was not compliant with its Corporate Integrity Agreement during the period of time it performed billing services for the Company, the Company could be liable for any overpayments it received as reimbursement for claims submitted on behalf of the Company.

         In December 1998, the New York Stock Exchange ("NYSE") notified the Company of its decision to delist the Company's shares because the Company was not in compliance with certain of the NYSE's listing requirements. On January 4, 1999, the Company's Common Stock did not open for trading on the NYSE. The Common Stock is now quoted on the OTC Bulletin Board under the ticker symbol "ERDR." Nearly all stock exchanges have minimum listing requirements. At this time, the Company does not meet those requirements. The Company expects its stock to be quoted on the OTC Bulletin Board until it meets the requirements of the Nasdaq or the NYSE. The Company cannot determine the timing of an application for listing on Nasdaq, the NYSE or another stock exchange at this time.

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

Item 8.   Financial Statements and Supplemental Data


Report of Independent Auditors                                                20
Consolidated Balance Sheets, December 31, 2000 and 1999                       21
Consolidated Statements of Operations, Years ended
December 31, 2000, 1999 and 1998                                              22
Consolidated Statements of Shareholders' Equity (Deficit)
and Comprehensive Income (Loss), Years ended December 31, 2000,
1999 and 1998                                                                 23
Consolidated Statements of Cash Flows, Years ended
December 31, 2000, 1999 and 1998                                              24
Notes to Consolidated Financial Statements                                 25-45

                          INDEPENDENT AUDITOR'S REPORT


THE BOARD OF DIRECTORS AND SHAREHOLDERS
PHYAMERICA PHYSICIAN GROUP, INC.

     We have audited the accompanying consolidated balance sheets of PhyAmerica Physician Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhyAmerica Physician Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                       KPMG LLP


Raleigh, North Carolina
April 16, 2001

PHYAMERICA PHYSICIAN GROUP, INC.
Consolidated Balance Sheets
(In thousands, except per share data)

                                                                                    December 31,    December 31,
                                                                                        2000           1999
                              Assets
Current assets:
   Cash and cash equivalents                                                       $      --       $      --
   Trade accounts receivable, net                                                       32,514          31,913
   Reserves held by NCFE                                                                14,947          15,067
   Accounts receivable, other                                                            1,301           2,329
   Receivables from related party                                                          716           1,129
   Prepaid expenses and other current assets                                             4,693           7,194
                                                                                     ---------       ---------
Total current assets                                                                    54,171          57,632

Property and equipment, at cost, less accumulated depreciation                          11,407           7,651
Excess of cost over fair value of net assets acquired, net                              19,340          24,158
Other assets                                                                             2,194           5,042
                                                                                     ---------       ---------
Total assets                                                                         $  87,112       $  94,483
                                                                                     =========       =========

          Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
   Current maturities and other short-term borrowings                                $   1,728       $   7,477
   Accounts payable                                                                     28,957          30,277
   Accrued physician fees and medical costs                                             18,054          18,429
   Accrued expenses                                                                      7,211           8,191
                                                                                     ---------       ---------
Total current liabilities                                                               55,950          64,374

Long-term debt, excluding current maturities                                           175,352         126,436
                                                                                     ---------       ---------
Total liabilities                                                                      231,302         190,810
                                                                                     ---------       ---------

Shareholders' equity (deficit):
Preferred stock $.01 par value; shares authorized 10,000 Series D convertible preferred stock shares authorized 1,200; no shares issued and outstanding
Additional paid-in capital preferred stock                                                 ---             ---
Common stock $.01 par value; shares authorized 100,000;
   shares issued and outstanding 42,991 and 42,573, respectively                           430             426
Additional paid-in capital                                                             178,331         178,285
Common stock warrants                                                                    1,675           1,675
Retained earnings (accumulated deficit)                                               (324,626)       (276,713)
                                                                                     ---------       ---------
Total shareholders' equity (deficit)                                                  (144,190)        (96,327)
                                                                                     ---------       ---------
Total liabilities and shareholders' equity (deficit)                                 $  87,112       $  94,483
                                                                                     =========       =========

          See accompanying notes to consolidated financial statements.

PHYAMERICA PHYSICIAN GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

                                                                     Years Ended December 31,
                                                             2000              1999           1998

Operating revenue, net                                    $  320,396      $   264,710    $    294,221

Costs and expenses:
  Physician and other provider services                      245,594          199,812         234,038
  Medical support services                                    47,327           34,734          33,374
  Selling, general and administrative                         55,780           43,992          35,188
  Related party expense, net                                   1,331            1,403           1,602
                                                               -----            -----           -----
Total costs and expenses                                     350,032          279,941         304,202

Loss on divested assets, net (including losses on
divestitures to related parties of $0, $0 and
$1,595, respectively)                                             --              --           (1,595)

                                                           ----------      -----------    ------------
Operating loss                                               (29,636)         (15,231)        (11,576)

Other income (expense):
  Interest expense                                           (18,789)         (14,456)         (8,675)
  Interest income                                                255              258             116
  Other related party income (expense), net                     (407)            (358)            203
  Other, net (includes $5,000 for escheat                      5,657           (2,876)           (206)
  settlement in 2000)
                                                           ----------      -----------    ------------
 Total other expense                                         (13,284)         (17,432)         (8,562)


                                                           ----------      -----------    ------------
Loss before income taxes                                     (42,920)         (32,663)        (20,138)

Benefit for income taxes                                          --               --              --

Net loss from continuing operations before
cumulative effect of change in accounting
principle                                                 $  (42,920)      $  (32,663)    $   (20,138)


Cumulative effect of change in accounting principle           (4,993)              --              --
                                                           ----------      -----------    ------------
Net loss                                                     (47,913)         (32,663)        (20,138)
                                                           ==========      ===========    ============

Net loss per common share from continuing operations:
Basic and diluted loss per share                          $    (1.01)      $    (0.84)    $     (0.53)
Cumulative effect of change in accounting principle       $    (0.12)      $       --     $        --
                                                           ----------      -----------    ------------

Net loss per share                                             (1.12)           (0.84)          (0.53)
                                                           ==========      ===========    ============
Shares used to compute loss per share, basic and              42,702           38,697          37,676
diluted

          See accompanying notes to consolidated financial statements.

PHYAMERICA PHYSICIAN GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

                                                                                      Additional
                                                                                        Paid-in     Shares of
                                         Comprehensive     Shares of     Preferred      Capital       Common         Common
                                         Income (Loss)  Preferred Stock    Stock    Preferred Stock    Stock         Stock
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                  --              0            $ --         37,493        $ 375
-----------------------------------------------------------------------------------------------------------------------------
Shares issued:
  Employee stock purchase for cash                            --             --              --            217            1
   Directors' stock compensation                              --             --              --            122            2
  Issuance of stock related to
  convertible debenture                                      445              4           2,061             --           --
Comprehensive income (loss)
  Net loss                                $(20,138)           --             --              --             --           --
  Other comprehensive income
  (loss), net of tax                             74           --             --              --             --           --
                                       -------------
Total comprehensive income (loss)         $(20,064)
                                       =============
  Additional expense related to
  fair market value of warrants                               --             --              --             --           --
  Gain on sale of divested assets                             --             --              --             --           --
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 445              4           2,061         37,832          378
-----------------------------------------------------------------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash                           --             --              --            230            2
   Exercise of warrants for stock                             --             --              --             61            1
   Conversion of preferred stock                           (445)            (4)         (2,061)          4,450           45
Comprehensive income (loss)
   Net loss                               $(32,663)           --             --              --             --           --
   Other comprehensive income
   (loss), net of tax                           --            --             --              --             --           --
                                       -------------
Total comprehensive income (loss)         $(32,663)
                                       =============
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  --             --              --         42,573          426
-----------------------------------------------------------------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash                           --             --              --            418            4
Comprehensive income (loss)
   Net loss                               $(47,913)           --             --              --             --           --
   Other comprehensive income
   (loss), net of tax                           --            --*            --              --             --           --
                                       -------------
Total comprehensive income (loss)         $(47,913)
                                       =============
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                  --             --             $--         42,991         $430
-----------------------------------------------------------------------------------------------------------------------------

                                                                           Retained      Accumulated
                                           Additional       Common         Earnings         Other
                                            Paid-in          Stock       (Accumulated   Comprehensive  Total Shareholders'
                                            Capital         Warrants       Deficit)      Income (Loss)  Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               $ 160,374        $ 1,582        $(223,912)         $154        $(61,427)
-------------------------------------------------------------------------------------------------------------------
Shares issued:
  Employee stock purchase for cash                93             --                --          --                94
   Directors' stock compensation                 226             --                --          --               228
  Issuance of stock related to
  convertible debenture                           --             --                --          --             2,065
Comprehensive income (loss)
  Net loss                                        --             --          (20,138)         --            (20,138)
  Other comprehensive income
  (loss), net of tax                              --             --                --           74               74

Total comprehensive income (loss)                                                                                --

  Additional expense related to
  fair market value of warrants                   --            109                --          --               109
  Gain on sale of divested assets             15,504             --                --        (228)           15,276
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 176,197          1,691         (244,050)         ---          (63,719)
-------------------------------------------------------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash               53             --                --          --                55
   Exercise of warrants for stock                 15           (16)                --          --                --
   Conversion of preferred stock               2,020             --                --          --
Comprehensive income (loss)                                                                                      --
   Net loss                                       --             --          (32,663)          --          (32,663)
   Other comprehensive income
(loss), net of tax                                --             --                --          --                --

Total comprehensive income (loss)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 178,285          1,675         (276,713)                      (96,327)
-------------------------------------------------------------------------------------------------------------------
Shares issued:
   Employee stock purchase for cash               46             --                --          --                50
Comprehensive income (loss)
   Net loss                                       --             --          (47,913)          --          (47,913)
   Other comprehensive income
(loss), net of tax                                --             --                --          --                --

Total comprehensive income (loss)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                $178,331         $1,675        $(324,626)         $--        $(144,190)
-------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

PHYAMERICA PHYSICIAN GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

                                                                                         Years Ended December 31,
                                                                               -----------------------------------------
                                                                                  2000           1999           1998
                                                                               ------------   -----------    -----------
Cash flows from operating activities:
Net loss                                                                         $(47,913)      $(32,663)      $(20,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                        1,843          1,472          3,023
Amortization                                                                        4,818          2,398            411
Cumulative effect of change in accounting principle                                 4,993          ---            ---
Loss on disposal of fixed assets, net                                                  22            333            137
Gain on sale of marketable securities and investments                               ---            ---             (576)
Write-down of related party receivables                                             ---            ---            1,595
Change in assets and liabilities, net of effects from
acquisitions and dispositions:
    Trade accounts receivable, net                                                 (7,200)         9,143         (2,725)
    Reserves held by NCFE                                                             120           (524)           996
    Accounts receivable, other                                                      1,028         (1,643)         8,841
    Receivables from related party                                                    413         (2,352)         8,478
    Prepaid expenses and other current assets                                       2,501          3,952          2,395
    Other assets                                                                    2,848           (149)         1,286
    Accounts payable and accrued expenses                                            (694)         3,137        (17,848)
    Accrued physicians fees and medical costs                                        (375)        (6,935)        (3,083)
                                                                                 --------       --------       --------
                    Total adjustments                                              10,317          8,832          2,930
                                                                                 --------       --------       --------
Net cash used in operating activities                                             (37,596)       (23,831)       (17,208)
                                                                                 --------       --------       --------

Cash flows from investing activities:
     Purchases of marketable securities and investments, net                        ---            ---              (42)
     Proceeds from maturity of marketable securities and                            ---            ---              752
         investments
     Purchases of property, plant and equipment, net                                 (713)          (131)        (1,399)
     Proceeds from sale of fixed assets                                               131          ---            ---
     Acquisition of subsidiaries, net of cash acquired                              ---          (71,271)         ---
     Disposition of subsidiaries, net of cash sold                                  ---            ---            6,612
                                                                                 --------       --------       --------
          Net cash (used in) provided by investing activities                        (582)       (71,402)         5,923
                                                                                 --------       --------       --------

Cash flows from financing activities:
      Borrowings                                                                   43,877         95,133          2,315
     Repayments of short term debt                                                 (5,749)         ---            ---
     Net proceeds from issuances of common stock                                       50             55             94
                                                                                 --------       --------       --------
          Net cash provided by financing activities                                38,178         95,188          2,409
                                                                                 --------       --------       --------
          Net decrease in cash and cash equivalents                                 ---              (45)        (8,876)
Cash and cash equivalents at beginning of year                                      ---               45          8,921
                                                                                 --------       --------       --------
Cash and cash equivalents at end of year                                  $         ---   $        ---         $     45
                                                                                 --------       --------       --------

Supplemental disclosures of cash flow information:
     Cash payments during the period for:
          Interest                                                               $ 17,880       $ 14,521       $  8,676
          Income taxes                                                                311            401            180
Supplemental Disclosure of non-cash Investing and financing activity:
          Fixed assets acquired through capital lease obligation                 $  5,039          ---            ---


          See accompanying notes to consolidated financial statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



A. General

         PhyAmerica Physician Group, Inc. (the "Company" or "PhyAmerica") is a Physician Management Company which provides a broad range of healthcare and administrative services to physicians, hospitals, government agencies, managed care programs and other healthcare organizations. Such services consist primarily of the provision of physician coverage to hospital and government facility clients, and the provision of billing and collection services to various healthcare practitioners. The Company operates on a nationwide basis. In July 1999, the Company changed its name from Coastal Physician Group, Inc.

         For the foreseeable future, to continue as a going concern, the Company will depend upon National Century Financial Enterprises, Inc. ("NCFE") to fund its working capital needs either by purchases of eligible accounts receivable or rights to future accounts receivable or through the line of credit. The Company's accounts receivable sales programs with NCFE have been extended to June 30, 2002 and beyond. Management believes that NCFE will be able to fulfill the Company's needs. The consolidated financial statements do not include any adjustments to the financial statements that might be necessary should NCFE not provide the necessary working capital or should the Company be unable to continue as a going concern.

B. Principles of Consolidation and Basis of Presentation

         The consolidated financial statements of the Company include the accounts of PhyAmerica and its wholly owned subsidiary companies and are presented in accordance with principles generally accepted in the United States of America. All significant inter-company balances and accounting transactions have been eliminated in consolidation. In certain states, the interpretation of laws prohibiting a corporation from providing medical care may apply to the Company's business. This affects the ability to contract directly with a hospital to provide services. In those states, the Company forms a professional corporation or professional association ("PC/PA") to contract with the hospital. Generally, the PC/PA has a sole shareholder who is a physician and, in most cases, is a Company shareholder. The PC/PA, as well as the sole shareholder of the PC/PA, enters into a share transfer agreement with the Company that allows the Company, among other things, to change the sole shareholder at the Company's will with no more than a nominal cost and no significant adverse impact on the Company or the PC/PA. The PC/PA also contracts with the Company via a services agreement for various management services such as physician scheduling, making disbursements to physicians and vendors, or providing accounting and tax services, etc. In exchange for these services, the PC/PA assigns all accounts receivable to the Company. The Company has evaluated these standardized agreements including their provisions as to the ten (10)-year term of the contractual relationship and termination provisions. Based on these provisions, as well as the Company's control established through the share transfer agreements, and the Company's ability to reset the financial terms of the services agreements at will, the Company believes that these standardized agreements meet the criteria contained in Emerging Issues Task Force Consensus 97-2 "Application of APB Opinion No. 16, Business Combinations, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to Physician Practice Management Entities and Certain Other Entities with Contractual Arrangements" that require consolidation.

C. Cash and Cash Equivalents and Regulatory Requirements

         Cash in excess of daily requirements invested in short-term investments with original maturities of three (3) months or less are considered to be cash equivalents for financial statement purposes.

         Non-cash investing and financing activities are as follows:


                           (In Thousands)                             2000        1999         1998
                                                                      ----        ----         ----
       Conversion of debenture and related interest                   $---         $---      $2,065
       Issuance of stock under Directors' deferred
          compensation plan                                            ---          ---         228
       Conversion of warrants to Common Stock (1)                      ---           16         ---
       Conversion of Preferred Stock to Common Stock                   ---        2,065         ---
       Warrants purchase price adjustment                              ---          ---         109
       Unrealized appreciation of available for sale
           securities                                                  ---          ---          74
       Disposition of subsidiaries                                     ---          ---      15,504

     (1) On February 16, 2001, 704,259 warrants were converted to Common Stock.

D. Accounts Receivable and Reserves Held by NCFE

         In June 1997, the Company and certain of its subsidiaries entered into a number of Sale and Subservicing Agreements with National Century Financial Enterprises, Inc. ("NCFE") and its affiliates, whereby certain eligible accounts receivable were sold to NCFE (See Note 5). Eligible trade accounts receivable are comprised primarily of amounts due from hospitals under flat rate contracts and amounts due under fee-for-service contracts from patients, government-sponsored healthcare programs and other third party payers such as insurance companies and self-insured employers. Ineligible receivables are comprised primarily of amounts billed to individuals not covered by insurance and certain other minor fee-for-service receivables deemed to be ineligible by NCFE and not sold. The receivables are geographically dispersed throughout the United States. The purchaser may require the Company under certain conditions to repurchase sold receivables if they have remained outstanding for more than 180 days. Management believes that it adequately provides for this obligation upon the sale of the receivables.

         Accounts receivable due under fee-for-service contracts include an allowance for contractual adjustments and uncollectibles, which is charged to operations based on evaluation of potential losses. Contractual adjustments result from the differences between the physician rates for physician services performed and amounts allowed by government-sponsored healthcare programs, insurance companies and other payers for such services. Uncollectibles represent receivables considered unrecoverable. The allowance considered necessary to cover contractual adjustments and uncollectibles is based on an analysis of current and past due accounts, collection experience in relation to amounts billed and other relevant information. Although the Company believes amounts provided are adequate, the ultimate amounts uncollectible could be in excess of the amounts provided.

         Reserves held by NCFE represent a portion of the proceeds from the sales of accounts receivable to provide for underpayments by payers or other payment defaults. The amount of the reserves are determined by the various agreements and are a percentage of the net eligible accounts receivable sold. At the time an account receivable is fully collected by NCFE, remaining reserve balances applicable to the account receivable are credited to the Company.

E. Depreciation

         Depreciation of property and equipment is computed on the straight-line method over the estimated useful lives of the assets as follows:

              Buildings                                   31.5 years
              Leasehold improvement                       5 years
              Furniture and equipment                     3 to 10 years
              Automobiles                                 3 years

F. Excess of Cost Over Fair Value of Net Assets Acquired

         The assets and liabilities of acquired entities accounted for under the purchase method of accounting are adjusted to their estimated fair values as of the acquisition dates. The amounts recorded as excess of cost over fair value of net assets acquired ("goodwill") represent amounts paid that exceed estimated fair values assigned to the assets and liabilities of each acquired business. Such amounts are being amortized on a straight-line basis over periods ranging from five (5) to twenty (20) years, depending on the specific circumstances of each acquisition. Accumulated amortization of goodwill was $8,210,369 and $3,396,000 at December 31, 2000 and 1999
respectively.

         Management performs an evaluation of the carrying value and remaining amortization periods of unamortized amounts of goodwill, using estimated undiscounted cash flows. Management performs such an evaluation whenever events or changes in circumstances occur which indicate such carrying values may not be recoverable. No such events or changes in circumstances were identified during 2000, 1999 or 1998

G. Revenue and Medical Cost Recognition

         Contractual arrangements with hospitals are primarily (a) flat rate contracts whereby the Company receives fees from hospitals based on hours of physician coverage provided and (b) fee-for-service contracts whereby the Company bills and collects the charges for medical services rendered by the Company's contracted healthcare professionals and assumes the financial risks related to patient volume, payer mix, reimbursement rates, and collection. For the Physician Management segment, revenue is recognized at the time service is performed. The billing segment recognizes revenue dependent on the type of billing arrangement. For billing services provided under flat rate agreements revenue is recognized at the time the service is performed. For billing services provided under a percentage of collection agreements, revenue is recognized at the time of collection.

         The Company recognizes capitation revenue from employers and prepaid managed care plans that contract with the Company for the delivery of healthcare services on a monthly basis. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. Premium revenue for prepaid healthcare is recognized as earned on a pro rata basis over the contract period.

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

H. Presentation of Expenses

         Physician and other provider services costs and expenses are comprised primarily of fees paid to physicians and other healthcare providers.

         Medical support services costs and expenses include all the direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses.

         Selling, general, and administrative costs and expenses include all other operating expenses.

I. Per Share Data

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding. Diluted earnings (loss) per common share available to common shareholders are based on the weighted average number of common shares outstanding and the dilutive potential common shares, such as dilutive stock options and warrants. The computation of diluted net loss per share of Common Stock was anti-dilutive in each of the periods presented; therefore, the amounts reported for basic and diluted are the same. The number of shares under options and warrants that are considered anti-dilutive are 1,662,000, 1,761,000 and 1,887,000 for 2000, 1999 and 1998 respectively.

J. Stock-based Compensation

         The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. No compensation cost has been recognized for its fixed stock option plans and its stock purchase plan since the options were granted at the stock's then current market value. In addition, no pro forma disclosure of net loss and loss per share, in accordance with Statement of Financial

Accounting Standards No. 123, has been provided due to the immaterial effect of the amount of stock-based compensation plans.

K. Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

L. Reclassifications

         Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity (deficit).

M. Recent Accounting Pronouncements

         Effective for fiscal quarters of fiscal years beginning after June 15, 2000, the Company will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company does not believe that this pronouncement will have a material impact on its financial position or results of operations.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("A Replacement of FASB Statement 125") ("SFAS 140"). SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. While most of the provisions of SFAS 140 are effective for transactions entered into after March 31, 2001, the disclosures in SFAS 140 are effective for fiscal years ending after December 15, 2000.

N. Fair Value of Financial Instruments

         Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes that the carrying value of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The fair value of the Company's long-term debt approximates its carrying balance.

O. Comprehensive Loss

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income or loss and its components. The Statement requires that unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. For the three years ended December 31, 2000 comprehensive loss consists of the Company's net loss plus changes in unrealized gains on available-for-sale securities.

P.  Cumulative Effect of Change in Accounting Principle

         On December 3, 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain views of the Commission in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 provides interpretative guidance on unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance requires the accounting change to be adopted by the Company in the quarter ended December 31, 2000 and reflected as a cumulative effect of a change in accounting principle as of January 1, 2000. Therefore, consistent with the Commission's guidance and changing industry practice for services provided under a percentage of collections basis within its billing segment, the Company began recognizing revenue at the time of collection on January 1, 2000. The impact of this change in accounting principle was to increase the Company's net loss for 2000 by approximately $5.0 million. There is no effect on cash flow resulting from this change.

2. ACQUISITIONS

         In July 1999, in order to expand its Emergency Physician Management Business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. This acquisition (the "Sterling Acquisition") increased the number of emergency department staffing contracts in the Emergency Physician Management Business from one hundred fifty-one (151) to two hundred eighty (280) (since reduced to two hundred eighteen (218) as of December 31, 2000 through contract attrition). In addition, on December 14, 1999, the Company acquired from a subsidiary of Per-Se Technologies Inc., the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling Acquisition (the "Per-Se Acquisition"). The Company paid $6.7 million to terminate the billing agreement with Per-Se Technologies, Inc. and to acquire the billing operations assets. The acquisitions were accounted for in accordance with the purchase method of accounting, and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition dates. The excess purchase price over the estimated fair market value of the net assets acquired is being amortized on a straight line basis over five (5) years for the Sterling Acquisition and ten (10) years for the Per-Se Acquisition. Unaudited pro forma results of operations for the Sterling Acquisition are not presented because the historical results of operations are not indicative of the results of operations of the business going forward due to the short-term nature of the contracts and the financial condition during bankruptcy of the business acquired. Unaudited pro forma results of operations for the Per-Se Acquisition are not presented because the transaction was not a significant acquisition.

3. TRADE ACCOUNTS RECEIVABLE AND OPERATING REVENUE

Trade accounts receivable, net, consisted of the following:

                                                                                  As of December 31,
                                                                              ---------------------------
                           (In Thousands)                                       2000                1999
                                                                              -------             -------
Gross trade receivables                                                       $35,107             $42,723

Less allowance for contractual
adjustments and uncollectibles                                                 (2,593)            (10,810)
                                                                              --------            -------

Trade accounts receivable, net                                                $32,514             $31,913
                                                                              ========            =======

Operating revenue, net consisted of the following:



                                                                    For the years ended December 31,
                 (In Thousands)                               2000                1999                1998
                                                            --------            --------             --------

Gross non-capitated revenue                                 $723,941            $558,700             $381,161
Gross capitated revenue                                          299                 200               92,370
                                                           ---------           ---------            ---------
Total gross revenue                                          724,240             558,900              473,531
Less contractual adjustments and uncollectibles             (403,844)           (294,190)            (179,310)
                                                           ---------           ---------            ---------
Operating revenue, net                                      $320,396            $264,710            $ 294,221
                                                           =========           =========            =========


4. PROPERTY AND EQUIPMENT
         The cost, accumulated depreciation, and book value of property and equipment are summarized as follows:

                                                                        December 31,
                       (In Thousands)                             2000               1999
                                                                -------             ------
         Land                                                    $1,325            $ 1,325
         Buildings                                                8,323              3,427
         Leasehold improvements                                   2,546              2,373
         Construction in progress                                    13                282
         Furniture and equipment                                 18,892             17,724
         Automobiles                                                143                143
                                                                -------             ------
         Total                                                   31,242             25,274
         Less accumulated depreciation                          (19,835)           (17,623)
                                                                -------             ------
         Net property and equipment                             $11,407             $7,651
                                                                =======             ======


5. BORROWINGS

         Long-term debt consisted of the following:

                                                                                     December 31,
                                                                                     ------------
                            (In Thousands)                                      2000             1999
                                                                               -------         --------
Funds received from NCFE:
NPF-XI, base rate of 10.94%                                                    $ 7,846         $ 47,049
NPF-VI, base rate of 12.5%                                                      92,841           31,802
NPF-WL, base rate of 10.94%                                                      3,921            3,921
NPF-XII, base rate of 10.8%                                                     62,545           40,298

                                                                              --------         --------
   Total amounts due to NCFE                                                  $167,153         $123,070
                                                                              ========         ========
Term note payable in monthly installments through September
 2000 bearing interest at 13.0%                                                    ---            6,738
Obligations under capital leases                                                 9,927            3,426
Other                                                                              ---              679
                                                                              -------------------------
Total                                                                          177,080          133,913
Less current maturities                                                        (1,728)          (7,477)
                                                                              -------------------------
Long term portion                                                             $175,352         $126,436
                                                                              ========         ========

         The Company's primary source of funding consists of three (3) accounts receivable sale programs with affiliates of NCFE. Under these programs, NCFE purchases qualified receivables generated by the Company, acquired by the Company from independent contractor physicians and advances funds for the rights to future receivables. The proceeds from these sales and advances are used to fund the Company's working capital needs. Cash received for the rights to future receivables is recorded as long-term debt in the accompanying consolidated balance sheets.

         One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling Acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling Acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services Business (the "Government

Program"). The Emergency Physician Management Business and the Government Services Business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of December 31, 2000, the Company received $71 million related to billed receivables and approximately $167 million of which related to future receivables. The Coastal Program provides for the purchase of up to $115 million of receivables and terminates on June 30, 2002. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2002. Of the total purchase commitments of $260 million on these facilities, the remaining availability for purchases is approximately $22 million at December 31, 2000. Management has renewed the funding of the Coastal Program. New Sale and Subservicing Agreements were signed effective March 30, 2001. The new agreements increase the funding availability to $150 million, fix the interest rate at 10.5% and extend the termination date to June 30, 2004. Including the new agreements, the purchase commitment has been increased to $295 million. Pursuant to the Sale Agreement, the Company pays a program fee ranging from approximately 10.8% to approximately 12.50% per annum on the outstanding amount of uncollected purchased receivables and long-term debt.

         The Company records a servicing liability to recognize the estimated fair value of its obligation to service the sold accounts receivable. This liability totaled approximately $1.5 million at December 31, 2000, and is based on the Company's estimate of the fair value of the remaining effort required to collect the sold accounts receivable.

         Pursuant to a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through June 30, 2001. Interest on outstanding amounts under this line of credit is payable monthly at prime plus three percent (3%.) There is no outstanding balance as of December 31, 2000. The line of credit is secured by substantially all of the assets of PhyAmerica Physician Group, Inc., including pledges of the Common Stock of each of its subsidiaries.

         Effective for the third (3rd) quarter of 1998, the Company received certain credits for interest and certain selling, general and administrative fees relating to its Sales and Subservicing Agreements with NCFE. The credits arose from incentives negotiated by the Company with NCFE and were earned by the Company's commitment to complete its divestiture plan with the sale of its remaining HMO. Approximately $1.5 million was accounted for as a reduction of interest expense in 1998. Approximately $0.8 million related to its accounts receivable sales and subservicing programs costs and was accounted for as a reduction of selling, general and administrative costs and expenses in 1998.

         As of December 31, 2000, the Company had received funds from NCFE totaling approximately $167 million for which repayment has been waived until June 30, 2002 and beyond, provided the Company remains in compliance with the terms and conditions of its various agreements with NCFE. The Company remains dependent upon NCFE to continue to purchase eligible and rights to future accounts receivable and to provide funds pursuant to the $20 million revolving line of credit described above in order to fund its operations.

         The Company was in non-compliance with its debt covenant related to negative shareholder equity on December 31, 2000. Under the new agreement, the Company is in compliance with this covenant.

         The assets represented by the obligations under capital leases shown above consist primarily of two buildings having a cost basis of $8,029,000 and accumulated depreciation of $1,660,000 as of December 31, 2000 and one building having a cost basis of $3,170,000 and accumulated depreciation of $746,000 as of December 31, 2000.

         The following is a schedule of maturities of long-term debt and minimum lease payments under capital leases as of December 31, 2000 (in thousands):


                                            Long term debt           Capital leases                 Total
                                    ----------------------- -- --------------------- -- ------------------
2001                                                   305                   $2,674                $2,979
2002                                               167,153                    8,668               175,826
2003                                                     5                      ---                     5
2004                                                     6                      ---                     6
2005                                                     6                      ---                     6
Thereafter                                              48                      ---                    48
                                    -----------------------    ---------------------    ------------------
Totals                                            $167,523                  $11,342              $178,870
                                    =======================    =====================    ==================

Less amount representing interest on capital leases                                                $1,790
                                                                                        ------------------
                                                                                                  177,080
Less current maturities                                                                             1,728
                                                                                        ------------------
                                                                                                 $175,352
                                                                                        ==================


6. DIVESTITURES

         In October 1998, the Company sold Health Enterprises, Inc. whose primary operating subsidiary is HealthPlan Southeast, Inc. ("HPSE"), to Steven
M. Scott, M.D., Chairman and Chief Executive Officer of the Company. In March 1998, the Company sold Doctors Health Plan, Inc. to DHP Holdings LLC, an entity controlled by Dr. Scott.



7. SEGMENT INFORMATION

         During the years ended December 31, 2000, 1999, and 1998, the Company had four (4) reportable segments: Emergency Physician Management, Government Services, Billing and Business Management Services and Divested Businesses. The Emergency Physician Management Group contracts principally with hospitals and government agencies to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides Obstetrics, Gynecology and Pediatrics Emergency Physician Management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The Government Services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The Billing and Business Management Services segment provides support to independent contractor physicians, independent practices and other healthcare practitioners. These services are often provided as part of the Company's Emergency Physician Management and are also marketed independently to unaffiliated providers. Divested Businesses in 1998 consist of two (2) health plans and the wrap up of businesses divested prior to 1998. The Company also has a corporate group included in "All Other" that provides administrative services to the operating segments. "All other" also includes amounts related to eliminations.

Information About Segment Profit/Loss and Segment Assets

         The Company evaluates performance based on profit or loss from operations before interest, income taxes, depreciation and amortization. Intersegment revenues are recorded at amounts similar to revenues from external customers. Intersegment profits or losses are eliminated in consolidation. Also, the Company does not allocate certain expenses such as certain professional fees or certain employee benefits to its segments. The Company's reportable segments are business units that are responsible for certain quantitative thresholds of revenue, profits or losses or assets. As disclosed in footnote 1 (P), SAB 101 was adopted during the quarter ended December 31, 2000. This change effects the Billing Segment of the Company.

The change in accounting principle resulted in the elimination of $6.6 million of unbilled accounts receivable and $1.6 million of accrued expenses to complete the billing process for the unbilled accounts receivable as of January 1, 2000. The one-time, cumulative non-cash charge in the Company's December

31, 2000 Statement of Operations reflects the $5.0 million elimination of the unbilled accounts receivable and accrued expenses to complete the billing process for the unbilled accounts receivable.

Year ended December 31, 2000


                                  Physician    Gov't               Divested   Reportable   All
(In Thousands)                    Management   Services   Billing  Businesses Segments     Other      Totals
------------------------------ -- ------------ ---------- -------- ---------- ------------ ---------- ----------
Revenue from external sources      $277,701     $20,144   $20,312    $---      $318,157     $2,239    $320,396

Intersegment revenues                 ---         ---     27,103      ---       27,103        ---      $27,103

Interest expense                   (13,384)     (4,051)    (194)      ---      (17,629)     (1,160)   $(18,789)

Depreciation and amortization        5,273        28       1,019       1         6,321        40       $6,661

Segment profit (loss)              (26,847)     (4,755)    (187)      321      (31,468)    (16,445)   $(47,913)

Segment assets                      76,155       3,476     6,297     2,409      88,337      (1,225)    $87,112


                                 Reconciliations

The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

Revenues for the year ended December 31, 2000

Total external revenues for reportable segments                      $318,157
Intersegment revenues for reportable segments                          27,103
Other revenue                                                           2,239
Elimination of intersegment revenues                                 (27,103)
                                                                     --------
Total consolidated revenues                                          $320,396
                                                                     ========

Profit or Loss for the year ended December 31, 2000

Total loss for reportable segments                                   $(31,468)
Other profit or loss                                                  (16,445)
                                                                     --------
Net loss                                                             $(47,913)
                                                                     ========
Assets as of December 31, 2000

Total assets for reportable segments                                  $88,337
Other assets                                                          (1,225)
                                                                     --------
Total consolidated assets                                             $87,112
                                                                     ========

Year ended December 31, 1999


                                 Physician    Gov't               Divested   Reportable   All
(In Thousands)                   Management   Services   Billing  Businesses Segments     Other      Totals
----------------------------- -- ------------ ---------- -------- ---------- ------------ ---------- ----------
Revenue from external
sources                           $228,291     $17,752    $18,689   $---      $264,732      $(22)    $264,710

Intersegment revenues                ---         ---     16,274     ----       16,274        ---      $16,274

Interest expense                   10,788       3,459       2        ---       14,249        207      $14,456

Depreciation and
amortization                        3,004        28        695        2         3,729        141      $3,870

Segment profit (loss)             (24,361)     (2,482)    5,719     (204)     (21,328)    (11,335)   $(32,663)

Segment assets                     71,772       5,152    15,819     2,411      95,154       (671)     $94,483

                                 Reconciliations

The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

Revenues for the year ended December 31, 1999

Total external revenues for reportable segments                       $264,732
Intersegment revenues for reportable segments                           16,274
Other revenue                                                              (22)
Elimination of intersegment revenues                                   (16,274)
                                                                      --------
Total consolidated revenues                                           $264,710
                                                                      ========

Profit or Loss for the year ended December 31, 1999

Total loss for reportable segments                                    $(21,328)
Other profit or loss                                                   (11,335)
                                                                      --------
Net loss                                                              $(32,663)
                                                                      ========

Assets as of December 31,1999

Total assets for reportable segments                                   $95,154
Other assets                                                             (671)
                                                                      --------
Total consolidated assets                                              $94,483
                                                                      ========

Year ended December 31, 1998


                                     Physician    Gov't               Divested   Reportable   All
(In Thousands)                       Management   Services   Billing  Businesses Segments     Other      Totals
--------------------------------- -- ------------ ---------- -------- ---------- ------------ ---------- ----------
Revenue from external sources         $164,700     $20,185   $16,164   $92,895    $293,944      $277     $294,221

Intersegment revenues                    ---         36      12,710      ---       12,746        ---      $12,746

Interest expense                        6,065       2,599      ---       65         8,729       (54)      $8,675

Depreciation and amortization            591         55       1,331     1,132       3,109        325      $3,434

Segment profit (loss)                  (7,957)     (1,791)    1,492    (7,018)    (15,274)     (4,864)   $(20,138)

Segment assets                         30,781       4,798    11,529     2,585      49,693       5,381     $55,074


                                 Reconciliations

The following are reconciliations of reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

Revenues for the year ended December 31, 1998

Total external revenues for reportable segments                       $ 293,944
Intersegment revenues for reportable segments                            12,746
Other revenue                                                               277
Elimination of intersegment revenues                                    (12,746)
                                                                      ---------
Total consolidated revenues                                           $ 294,221
                                                                      =========

Profit or Loss for the year ended December 31, 1998

Total loss for reportable segments                                    $ (15,274)
Other profit or loss                                                     (4,864)
                                                                      ---------
Net loss                                                              $ (20,138)
                                                                      ==========

Assets as of December 31,1998

Total assets for reportable segments                                    $49,693
Other assets                                                              5,381
                                                                      ---------
Total consolidated assets
                                                                        $55,074
                                                                      ==========

8. INCOME TAXES
         Benefit (provision) for income taxes consisted of the following:


                                                                 Year Ended December 31,
                                                                 -----------------------
(In Thousands)                                           2000            1999               1998
                                                    --------------- ---------------    ---------------
Current:
     Federal                                                 $ ---           $ ---              $ ---
     State                                                     ---             ---                ---
Deferred:
     Federal                                                   ---             ---                ---
     State                                                     ---             ---                ---
                                                    --------------- ---------------    ---------------


Benefit (provision) for income taxes                         $ ---           $ ---              $ ---
                                                    =============== ===============    ===============

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

                      (In Thousands)                         Years Ended
                                                             December 31,
                                                      -------------------------
                                                        2000             1999
                                                      ---------       ---------
Deferred tax assets:
    Net operating loss carryforward                   $ 104,557       $  87,449
    Reserve for liabilities                               2,395           4,159
    Depreciation and amortization                         3,039           2,227
     Other                                                2,620           2,571
                                                      ---------       ---------
Total gross deferred tax assets                         112,611          96,406
Less valuation allowance                               (111,826)        (95,611)
                                                      ---------       ---------

Net deferred tax assets                               $     785       $     795
                                                      =========       =========

Deferred tax liabilities:
Deferred revenue and prepaid expenses                       785             795
                                                      ---------       ---------
Total gross deferred tax liabilities                        785             795
                                                      ---------       ---------
Net deferred tax assets                               $    --         $    --
                                                      =========       =========



         The valuation reserve in 2000 increased by $16.2 million primarily due to current year loss carryforwards. The net change in the total valuation reserve for the year ended December 31, 1999 was an increase of $14.2 million due to current year loss carryfowards. The net change in the total valuation reserve for the year ended December 31, 1998 was a decrease of $4.9 million. Due to the recent history of losses by the Company, it is the view of management that a valuation reserve is necessary for the net deferred assets of the Company.

         As of December 31, 2000, the Company had Federal loss carryforwards of approximately $252 million . In addition, as of December 31, 2000, the Company had State loss carryforwards of approximately $268 million. These net operating loss carryforwards expire at various dates to 2020.

         A reconciliation of the benefit (provision) for income taxes to the amount computed by applying the thirty-four percent (34%) Statutory Federal Income Tax Rate to income (loss) before income taxes is as follows:

                                                                  Years Ended December 31,
                                                             2000               1999               1998
                                                   ---------------    ---------------    ----------------
"Expected" benefit                                          34.0%              34.0%               34.0%
State income taxes.                                          5.8%               5.3%                5.3%
Change in valuation reserve                               (39.7)%             (39.3)%            (40.8)%
Other                                                      (0.1)%                0.0%              1.5%
                                                   ---------------    ---------------    ----------------
"Actual" benefit                                             0.0%               0.0%                0.0%
                                                   ===============    ===============    ================

9. CAPITAL STOCK

         In 1996, the Company granted Common Stock purchase warrants to certain lenders entitling them to purchase at par value up to 1,254,509 shares of its Common Stock. A portion of the warrants vested immediately, with the balance subject to cancellation based upon the Company's compliance with a specified repayment schedule. Warrants to purchase 250,902 shares were canceled as a result of $40 million in payments made by the Company prior to January 2, 1997. Warrants covering 186,789 shares have been exercised. The remaining warrants have vested and are exercisable through May 2001. In February of 2001, 704,259 warrants were exercisedby NCFE. The remaining warrants were cancelled in compliance with the underlying agreement.

         On January 20, 1995, the Board of Directors adopted a Shareholder Rights Plan, under which the Company distributed a dividend of one (1) Preferred Share Purchase Right (a "Right") for each outstanding share of the Company's Common Stock. Each Right becomes exercisable upon the occurrence of certain events for one one-hundredth (1/100) of a share of Junior Participating Cumulative Preferred Stock, par value $.01 per share, at a purchase price of $120 subject to modification. Under the Shareholder Rights Plan, 500,000 shares of Junior Participating Cumulative Preferred Stock have been reserved for issuance. The Rights currently are not exercisable. Pursuant to an amendment to the Shareholder Rights Plan (effective June 3, 1997), the Rights will become exercisable only if a person or group acquires beneficial ownership of twenty percent (20%) or more of the Company's outstanding shares of Common Stock, or in the case of a group consisting of Dr. Scott and his associates and affiliates (the "Scott Group"), more than fifty-five (55%) of the Company's outstanding shares of Common Stock. The Rights, which expire on February 3, 2005, are redeemable in whole, but not in part, at the Company's option, at any time, for the price of $.01 per Right.

         On January 21, 1997, the Company authorized 47,500 shares of Series A Convertible Preferred Stock ("Series A Preferred") and 32,500 shares of Series B Convertible Preferred Stock ("Series B Preferred"), and on June 3, 1997, authorized 1,200,000 shares of Series C Convertible Preferred Stock ("Series C Preferred"), each series with a par value of $0.01 per share. On February 21, 1997, the Company increased the number of authorized shares of Series B Preferred from 32,500 to 33,000. Following the Trigger Date (as defined below), shares of the Series A Preferred, the Series B Preferred, and the Series C Preferred are convertible into Common Stock at an initial conversion rate of ten
(10) shares of Common Stock for each share of Series A Preferred, Series B Preferred, or Series C Preferred. The Trigger Date means the date on which the conversion feature of each series of preferred stock is approved by the Company's common shareholders. On January 21, 1997, the Company reserved 800,000 shares of Common Stock for issuance upon conversion of the Series A Preferred and Series B Preferred, and on June 3, 1997, reserved 12,000,000 shares of Common Stock for issuance upon conversion of the Series C Preferred. The conversion feature was approved at the Company's Annual Meeting of Shareholders on August 29, 1997.

         In December 1998, the New York Stock Exchange notified the Company that it did not meet its continuing listing standards and, therefore, would delist its Common Stock. Effective January 1999, the Company's stock is quoted on the OTC Bulletin Board under the symbol ERDR.

         For additional capital stock transactions with related parties, see
Note 11.

 10 . COMMITMENTS AND CONTINGENCIES

         The Company procures professional liability insurance coverage on behalf of its operating subsidiaries on a claims-made basis. The insurance contracts specify that coverage is available only during the term of each insurance contract. Management of the Company has renewed the existing claims-made policies in prior years and has purchased a new current year claims-made policy for 2001. When coverage is not renewed, the subsidiary companies purchase a one-year extended reporting period endorsement ("tail coverage") to provide professional liability coverage for losses incurred prior to, but reported subsequent to, the termination of the claims-made policies. Management intends to purchase additional tail coverage or claims-made policies after the expiration of the current policies.

         The Company and certain independent contractor physicians are defendants in medical malpractice lawsuits arising under policies issued for the period from 1988 to 1990. Some of the insurers responsible for coverage for those claims are in receivership or are otherwise not paying any claims. The

Company has also commuted treaties of insurance with three (3) insurance syndicates that were providing coverage for these claims. Management has accrued for the expected losses.

         The Company entered into a long-term contract for telecommunications services which initially obligated the Company to purchase approximately $39,500,000 in services through 2005. In December 1997, the Company and the service provider entered into a revised agreement that provides for the Company to use the service provider as the exclusive voice and data long distance provider. In May 2000, the Company reached agreement to terminate the contract.

         The Company's subsidiary, Healthcare Business Resources, Inc. (HBR) leases approximately 85,690 square feet in three (3) office buildings located in Durham, North Carolina pursuant to two (2) lease agreements. The Company has guaranteed the obligations of HBR under the lease agreements. The agreements provide for HBR to purchase the buildings on or before June 30, 2002, the termination date of the agreements. The purchase prices range from $3,467,460 to $3,606,258 for one (1) building and from $5,895,239 to $6,131,048 for the remaining properties. The lessor also has the option of requiring the purchase of the properties on seventy-five (75) days prior written notice. No such notice has been received. One of the buildings is fully occupied by HBR. PhyAmerica Government Services, Inc. leases approximately 2,400 square feet in one of the other buildings, and the remainder of the space is sublet to various third parties.

         Doctors Health Plan, Inc. ("DHP"), a health maintenance organization licensed in North Carolina that is owned by Dr. Scott, the Company's Chairman, CEO and majority shareholder, subleases from HBR 19,074 square feet in one of the buildings pursuant to a written sublease agreement. The remainder of the space is subleased to unrelated third parties. HBR received rental income of $177,000 in 2000. Future minimum rents to be received under this agreement, which expires in June 2002, are $324,000 in 2001 and $167,000 in 2002.

         On February 4, 1998, Jacque J. Sokolov, M.D., who previously served as Chairman of the Company and President of Advanced Health Plans, Inc., a subsidiary of the Company, filed a Demand for Arbitration with J*A*M*S/ENDISPUTE in Los Angeles, California alleging various breaches of an Employment Contract dated November, 1994 with the Company. An Arbitration was held in August, 1999 in Washington, D.C. and the arbitrator entered an award of approximately $2,300,000 in favor of Dr. Sokolov. The arbitration provisions of the Employment Agreement provided that the award of the arbitrator was reviewable by a court of law for errors of law made by the arbitrator. Following the award, the Company filed an action in the U.S. District Court for the Middle District of North Carolina alleging that the arbitrator made errors of law. The parties have filed Motions for Summary Judgment and are awaiting a decision by the court. If the Company is not able to reach a settlement of this matter, the Company intends to continue to vigorously challenge the ruling of the arbitrator. The Company has provided a reserve for the amount of the award in its financial statements with respect to this matter.

         On March 23, 2000, two (2) shareholders filed a lawsuit styled Bosco, et al v. Scott, et al in the U. S. District Court for the District of Delaware, individually and on behalf of all those similarly situated, and derivatively as shareholders of the Company, alleging five (5) claims for relief. The first claim alleges breach of fiduciary duty by the Directors, primarily related to the sales of certain assets to Dr. Scott. The second claim is brought against NCFE and Lance Poulsen, Chairman and Chief Executive Officer of NCFE, alleging the aiding and abetting of the breach of fiduciary duty by the individual defendants. The third claim is brought derivatively against Dr. Scott, Mr. Poulsen and NCFE alleging violation of the Racketeer Influenced and Corrupt Organizations Act. Count four is brought against the individual Directors for allegedly unlawfully amending the Company's Certificate of Incorporation to restrict transferability of the Company's stock. Count five is brought individually against the Directors for breach of fiduciary duty in failing to disclose the reason for the delisting of the Company's stock by the New York Stock Exchange in December 1998. The Company believes that the actions taken by management and the Board of Directors in divesting certain operations were appropriate, were done for fair and adequate consideration and have been properly documented and publicly disclosed. The Company intends to vigorously defend the action and, at this stage of the litigation, the exposure to the Company cannot be determined.

         The New York State Department of Taxation and Finance has written a letter to Better Health Plan, Inc. ("BHP") stating that, as a result of an audit of the Corporation Finance Tax return filed by BHP for the period from May 2, 1995 to May 5, 1995, it has determined that an adjustment in the amount of $4.6 million is required to the BHP tax liability for that period. The Company has requested additional time to review the findings. Based on the limited information available at this time, the exposure to the Company, if any, cannot be determined.

         The Revenue Cabinet of Kentucky has issued several Tentative Notices of Assessment for various periods from July 1, 1993 through the notice date to Coastal Government Services, Inc. (now PhyAmerica Government Services, Inc.) and Coastal Physician Services, Inc., (now PhyAmerica Physician Services, Inc.) seeking to assess taxes, penalties and interest in the amount of approximately $2.5 million for 1997 and $1.4 million for 1998 under KRS 131.150 allowing for a Health Care Provider Tax. The Company retained counsel and has contested the proposed assessments. It is the Company's position that it is not responsible for the tax on the grounds that it does not come within the statutory definition of a "health care provider" since it is not a physician, hospital or other licensed provider and that the tax should be assessed directly against the hospitals or the physicians. This tax was phased out after June 30, 1999. The Company has held settlement conferences with representatives of the Revenue Cabinet in an effort to resolve this matter without litigation. Although those discussions are still ongoing, it is the Company's intention to vigorously challenge the assessments. At this stage, the exposure to the Company cannot be determined.

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



11 . RELATED PARTY TRANSACTIONS

         Included as related party expenses, net, or other related party, "net" in the accompanying Statements of Operations are the following transactions. The Company engaged in transactions with Century American Insurance Company ("Century Insurance") until Century Insurance was sold to an unrelated third party in May 1998. In connection with the sale, certain real estate owned by Century Insurance and leased by the Company, was transferred to American Alliance Real Estate Corporation ("Alliance"). Following the transfer, the Company continued to lease the property from Alliance, and the lease with Century Insurance was assumed by Alliance. Dr. Scott is the beneficial owner of all of the outstanding shares of Common Stock of Alliance. Amounts paid by the Company to these entities, including amounts paid to Century Insurance through May 1998, net of amounts received, were net payments of $1,336,000 for the year ended December 31, 2000, $2,275,000 for the year ended December 31, 1999 and net receipts of $6,978,000 for the year ended December 31, 1998 including settlement of a $5.0 million note receivable from Doctors Health Plan. These transactions and relationships are described below.

         The Company and certain of its subsidiaries lease approximately 61,251 square feet of office space in a building in Durham, North Carolina that was formerly owned by Century Insurance and which is currently owned by Alliance. During the years ended December 31, 2000, 1999 and 1998, the Company and certain of its subsidiaries paid approximately $1,107,000, $758,000 and $676,000 respectively in rents for such years.

         The Company leased additional office space from corporations controlled by Dr. Scott and paid rent to such corporations during 2000, 1999 and 1998 of $57,000, $73,000 and $33,000, respectively. As discussed below, the Company entered into a termination of the remaining lease obligations for certain office space under lease through 2002.

         As of December 31, 1997, the Company held several unsecured promissory notes bearing interest at rates from 5.84% to 12% per annum in the aggregate amount of $8,003,000, as well as several other receivables in the amount of $1,402,000 from Scott Medical LLC. The promissory notes and other receivables arose in connection with the acquisition of Integrated Provider Networks, Inc. ("IPN"), Practice Solutions, Inc. ("PSI"), Sunlife, the South Florida Clinics, the Additional Clinics, the Sunlife Receivables and the Clinic Receivables by Scott Medical LLC in May and December, 1997. In accordance with the terms of the notes, the principal amounts of the notes and accrued interest were decreased during 1998 by approximately $937,000 due to lower than expected collections on the related accounts receivable. Additionally, in accordance with the terms of the purchase agreement, the purchase price for the sale of IPN was adjusted in 1998 by approximately $658,000 as a result of lower than expected collections on the related accounts receivable. The combined balance of these notes as of December 31, 2000 is $1,620,000. In addition, the Company made payments of approximately $172,000 and $1,445,000 to entities controlled by Dr. Scott for health insurance premiums and other reimbursements net of management fees and other receipts during 2000 and 1999, respectively.

         On March 3, 1998, Bertram E. Walls, M.D., a Director of the Company, made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at ten percent (10%) per annum. The debenture, including accrued interest, was convertible, at the holder's option, into the Company's Common Stock and a new series of Preferred Stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the ten (10) trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the ten (10) trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten
(10) times the conversion price for the Common Stock. On May 1, 1998, Dr. Scott acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. Subsequent to approval by the holders of the Common Stock in July 1999, the Series D Preferred was converted into ten (10) shares of Common Stock for each share of Preferred Stock, or 4,449,740 shares of Common Stock, in November 1999.

         On March 18, 1998, PhyAmerica Physician Group, Inc. (the "Company") completed the sale of Doctors Health Plan, Inc. ("Doctors Health Plan") to DHP Holdings, LLC (the "Purchaser") for a price of $5,993,532. The Purchaser is a privately held limited liability company controlled by Dr. Scott. The Purchaser acquired all of the outstanding stock of Doctors Health Plan in the transaction. Because the sale was to a significant shareholder, $7,619,000, representing the difference in the sales price and the negative equity of the subsidiary, was recorded as a contribution to capital. For a period of twelve (12) months from the closing, the Company had the right to market and sell Doctors Health Plan to potential third party purchasers. No third party purchasers were identified prior to March 18, 1999.

         On October 30, 1998, the Company completed the sale of Health Enterprises, Inc., whose primary operating subsidiary is HealthPlan Southeast, Inc. ("HPSE"), to Dr. Scott. Dr. Scott acquired all of the outstanding stock of HPSE in a transaction which is effective as of October 1, 1998 for financial reporting purposes. The Purchase Price of $15 million was used to decrease debt. Because the sale was to a significant shareholder, $7,885,000, representing the difference in the sales price and the equity of the subsidiary, was recorded as a contribution to capital. For a period of twelve (12) months from the closing, the Company had the right to market and sell HPSE to potential third party purchasers. No third party purchasers were identified prior to October 30, 1999.

         As of the year ended December 31, 2000, NCFE and/or its affiliates owned 1,704,259 shares of the Company's common stock.

12. OPERATING LEASES

         The Company leases office space (see Note 11) and equipment under non-cancelable operating leases, which have terms of one (1) to five (5) years remaining at December 31, 2000. Rent expense related to non-cancelable office space and equipment leases amounted to $4,887,000, $3,408,000 and $2,146,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Future minimum lease payments required under non-cancelable operating leases as of December 31, 2000, are as follows: 2001 - $2,206,086; 2002 - $992,303; 2003 - $180,339; and 2004 - $87,780.

13. STOCK OPTIONS AND STOCK COMPENSATION

         At December 31, 2000, the Company had in effect four (4) stock-based compensation plans, which are described below. The Company has continued to apply APB Opinion 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its three (3) fixed stock option plans and its stock purchase plan since options were issued at the stock's then current market value. The Company did not adopt the new fair value based method of accounting for stock compensation plans. Under FASB 123, companies that do not adopt the fair value based method of accounting for stock compensation plans and continue to follow the provisions of APB Opinion 25, are required to make pro forma disclosures of net income (loss) and earnings (loss) per share as if they had adopted the fair value accounting method. Had compensation cost for the Company's four stock-based compensation plans been determined on the fair value at the grant dates for awards under those plans consistent with the method of FASB 123, there would have been no material effect on the Company's net loss and loss per share for the years ended December 31, 2000, 1999 and 1998. As of December 31, 2000, by action of the Company's Board of Directors, all four (4) plans were terminated meaning that future activity can only involve the exercise of existing options.

         The Company adopted, on May 8, 1991, an incentive stock option plan primarily for selected key employees. Under the plan, options may be granted at not less than the fair market value of the stock at the date of grant. Options are exercisable at various times from the date of grant, as determined by the Compensation Committee of the Board of Directors (the "committee"), and expire after ten (10) years from the date of grant. The Company has authorized 4,000,000 shares of Common Stock for grants of options under the incentive stock option plan. In 1987, the Company adopted a non-qualified stock option plan that allows for options to be granted at not less than ninety percent (90%) of the estimated fair market value of the stock at the date of grant. These options are exercisable at various times, as determined by the committee, and expire after ten years from the date of grant. The Company has authorized 4,000,000 shares of Common Stock for grants of options under the non-qualified stock option plan. In 1994, the Company adopted a stock option plan for its Independent Directors. Under this plan, non-qualified stock options ("NSOs") may be granted at not less than the fair market value of the stock at the date of grant to Directors who are not employed by the Company. The NSOs are exercisable after one year from the date of grant and expire after ten (10) years from the date of grant. The Company has authorized 500,000 shares of Common Stock for grants of NSOs under this stock option plan. As of December 31, 2000, by action of the Company's Board of Directors, these plans were terminated.

         Under an employee stock purchase plan adopted in 1994, the Company is authorized to issue up to 1,000,000 shares of Common Stock to its full-time employees and part-time employees working twenty (20) or more hours a week, all of whom are eligible to participate after six (6) months of service. Under the terms of the plan, employees can choose to have from 1% to 10% of their annual base earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is ninety (90) percent of the lesser of the market price of the Common Stock as of the first or last day of each quarter. If no such price is reported for that day, the market price of the last preceding day for which such price is reported is used. Under the Plan, the Company sold 418,000 shares, 230,000 shares and 217,000 shares to employees in 2000, 1999 and 1998, respectively. As of December 31, 2000, by action of the Company's Board of Director, this plan was terminated.

         A summary of the status of the Company's three (3) fixed stock option plans as of December 31, 2000, 1999, and 1998, and changes during the years ended on those dates is presented below:



                                                                                                                   1998
                                                          2000                         1999                   Weighted-Average
                                                     Weighted-Average              Weighted-Average               Exercise
                                            Shares   Exercise Price      Shares      Exercise Price   Shares       Price
Fixed Options                                (000)                        (000)                        (000)
Outstanding at beginning of
year                                             945       $12.99           1010        $12.61          2,100       $21.90

Granted                                          ---          ---              2          $.44              5         0.75
Exercised                                        ---          ---            ---           ---            ---          ---
Forfeited                                       (99)        $7.03           (67)          6.66        (1,095)        30.39
                                       ---------------------------------------------------------------------------------------
Outstanding at end of year                       846       $13.71            945        $12.99          1,010       $12.61
                                       ---------------------------------------------------------------------------------------
Options exercisable at year-end                  846       $13.71            480        $23.74             497      $23.61
Weighted-average fair value of options granted
during the year                                              $---                       $ 0.44                      $ 0.75

The following table summarizes information about fixed stock options outstanding at December 31, 2000.

                                                                                     Options Exercisable
                                         Options Outstanding     Weighted                           Weighted
                                               Weighted            Avg.           Number              Avg.
                          Outstanding at    Avg. Remaining       Exercise     Exercisable at        Exercise
                          12/31/00 (000)   Contractual Life       Price      12/31/00 (000)          Price
                          -------------  ------------------       -----      -------------           -----
Range of Exercise
$  0.44 to 5.25                  396             7.20               $1.95             396              $1.95
11.50 to 13.88                    91             3.23              $13.12              91             $13.12
16.00 to 25.75                   206             3.65              $23.75             206             $23.75
30.00 to 38.00                   153             3.28              $31.02             153             $31.02
                                 ---                                                  ---
$  0.75 to 38.00                 846             4.81              $13.71             846             $13.71
                                 ===                                                  ===

14. RETIREMENT PLAN

         The Company has a qualified contributory savings plan as allowed under
Section 401(k) of the Internal Revenue Code. The plan permits participant contributions and, until September 1998, required a minimum contribution from the Company based on the participant's contribution. Participants may elect to defer up to 12% of their annual compensation by contributing the deferred amounts to the plan. The Company made contributions of $0, $0 and $431,000 to the plan during the years ended December 31, 2000, 1999 and 1998, respectively.



15. SETTLEMENTS

         During 2000, the Company reached a settlement with the State of North Carolina whereby certain unclaimed property from before December 31, 1998, was to be remitted to the State of North Carolina, which effectively released the Company from future liability for that period. The State of North Carolina also determined settlement amounts for a number of other states on their behalf. As of the balance sheet date, some states have agreed to the settlement amounts reached on their behalf and others, while accepting payments from the Company, have not agreed to release the Company from future audits of this time period. The Company has made provision for the states where potential future exposure may exist, and these amounts are reflected in the financial statements.

         In addition, the Company reached a settlement agreement with respect to its claims against PricewaterhouseCoopers for services rendered to the Company in 1996.


16. SUBSEQUENT EVENT

         On January 31, 2001, PhyAmerica Physician Services of the West, Inc., a wholly owned subsidiary of the PhyAmerica Physician Services, Inc. purchased for approximately $1.1 million a seventy percent (70%) interest in General Emergency Medical Services ("GEMS"), a Little Rock, Arkansas based provider of emergency department management and staffing services. GEMS will continue to operate as a separate entity although PhyAmerica has the option to purchase an additional interest in the entity over the next five (5) years. GEMS retained key management personnel who comprise the remaining ownership in the entity. As a result of this acquisition, PhyAmerica added six (6) new contracts with locations in Helena, AR; Jacksonville, AR; Osceola, AR; Forrest City, AR and Morrilton, AR.

17. OFFER TO ACQUIRE OUTSTANDING COMMON STOCK
         The Company's Chairman, Chief Executive Officer and majority shareholder, Steven M. Scott, M.D., made a proposal dated November 6, 2000 to acquire, through a cash out merger transaction, the approximately forty-three percent (43%) of the Company's outstanding Common Stock that is not owned or controlled by him or his family members or affiliates. The consummation of the offer would mean that PhyAmerica would become a privately held company. The proposed offer price is equivalent to $0.15 per share in cash or an aggregate price of approximately $2.76 million.

         In response to the offer by Dr. Scott, the Company's Board of Directors appointed three (3) outside Directors to a Special Committee to review and evaluate the terms of the proposal and make a full recommendation to the Board. The members of the Special Committee are Mr. Jinks, Mr. Bacon and Mr. Charles Potter, who has served on the Board since April, 1997. The consummation of the proposed transaction to take the Company private would be subject to, among other things, the negotiation of a mutually acceptable definitive merger agreement and the approval of the merger agreement by the holders of the majority of outstanding shares of the Company's Common Stock at a Special Meeting of the Shareholders. The Special Committee engaged independent legal counsel and independent financial advisors to advise it in connection with its review and evaluation of the proposal. If the Special Committee recommends approval of the proposal, the Company will furnish a detailed proxy statement to shareholders. Subsequent to December 31, 2000, Mr. Jinks and Mr. Potter have resigned from the Board of Directors and the Special Committee.



18. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following is a summary of the unaudited quarterly results of operations:


Year ended December 31, 2000                   First        Second        Third       Fourth
                                              Quarter       Quarter      Quarter      Quarter
                                            ------------- ------------ ------------ ------------
Operating revenue, net                           $78,418      $81,060     $81,800      $79,118

Operating income (loss)                          (6,836)      (4,956)      (7,111)     (10,733)

Loss before income taxes                        (10,827)      (9,167)     (10,345)     (12,581)

Cumulative effect of change in accounting
principle                                        (4,993)          --           --           --

Net loss                                        (15,820)      (9,167)     (10,345)     (12,581)

Basic and diluted loss per share                  (0.37)       (0.22)       (0.24)       (0.29)

Weighted average number of shares
outstanding                                       42,572       42,631       42,762       42,843


Year ended December 31, 1999                   First        Second        Third       Fourth
                                              Quarter       Quarter      Quarter      Quarter
                                            ------------- ------------ ------------ ------------
Operating revenue, net                           $50,695      $49,186     $ 80,032      $84,797

Operating income (loss)                               17      (1,789)      (8,140)      (5,319)

Loss before income taxes                         (2,336)      (4,760)     (15,176)     (10,391)

Net loss                                         (2,336)      (4,760)     (15,176)     (10,391)

Basic and diluted loss per share                  (0.06)       (0.13)       (0.40)       (0.26)

Weighted average number of shares
outstanding                                       37,832       37,943       37,989       40,237
                                            ------------- ------------ ------------ ------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III



Item 10.  Executive Officers and Directors of the Registrant

         The information required by this item will be incorporated by reference from the registrant's proxy statement for its 2001 Annual Meeting.

Item 11.  Executive Compensation

         The information required by this item will be incorporated by reference from the registrant's proxy statement for its 2001 Annual Meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item will be incorporated by reference from the registrant's proxy statement for its 2001 Annual Meeting.

Item 13.  Certain Relationships and Related Transactions

         The Company engaged in transactions with entities owned or controlled by Dr. Scott including American Alliance Holding Company and certain of its affiliates ("Alliance"), which included Century American Insurance Company ("Century Insurance") until Century Insurance was sold by Alliance to a purchaser unaffiliated with the Company in May 1998. Dr. Scott is the beneficial owner of all of the outstanding shares of Common Stock of Alliance. Amounts paid by the Company to these entities, including amounts paid to Century Insurance through May 1998,and net of amounts received, were net payments of $1,083,000 for the year ended 2000, $2,275,000 for the year ended December 31, 1999 and net receipts of $6,978,000 for the year ended December 31, 1998 (including a settlement of a $5.0 million note from Doctors Health Plan). These transactions and relationships are described below.

         On January 1, 1998, the Company and Medical Group Purchasing Association ("MGPA") entered into a Risk Management Agreement with Century Insurance pursuant to which Century Insurance agreed to provide, and the Company and MGPA agreed to purchase, insurance policies providing professional liability insurance for the Company and the physicians and other medical and clinical providers under contract with the Company. The initial term of the agreement was four (4) years and the agreement thereafter automatically renewed for additional one (1)-year terms unless either party give notice of non-renewal by July 1st of the year preceding the renewal term. The Company and MGPA had the ability to "opt out" of coverage under the policy in the event that a competitive policy was located at a price less than 85% of the quoted premium from Century Insurance for coverage on substantially the same terms and conditions. The agreement could also be canceled by the Company and MGPA by giving notice by July 1st of a policy year and paying a termination fee equal to ten percent (10%) of the insurance premium in effect if terminated in year two (2), 7.5 percent if terminated during year three (3) and five percent (5%) if terminated thereafter.

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

         The Company and certain of its subsidiaries sublease office space in Durham, North Carolina. For additional information, regarding these leases, see
Part I, Item 2, Properties.

         The Company leased office space from corporations controlled by Dr. Scott and paid rent to such corporations during 2000 of $57,000. As discussed below, the Company entered into a termination of the remaining lease obligations for certain office space under lease through 2002.

         Doctors Health Plan, Inc. ("DHP"), a health maintenance organization licensed in North Carolina that is owned by Dr. Scott, the Company's Chairman, CEO and majority shareholder, subleases from HBR 19,074 square feet in one of the buildings pursuant to a written sublease agreement. The remainder of the space is subleased to unrelated third parties. HBR received rental income of $177,000 in 2000. Future minimum rents to be received under this agreement, which expires in June 2002, are $324,000 in 2001 and $167,000 in 2002.



         Effective May 31, 1997, the Company sold certain assets related to seven primary care clinics operated by the Company (the "May Clinic Sale") to Scott Medical Group LLC ("Scott Medical"). Scott Medical is a privately held limited liability company which is controlled by Dr. Scott. The purchase price for the assets of the seven clinics was $388,657 paid pursuant to a promissory note due May 31, 1998, with interest at 12% per annum, which was paid in full. In addition, Scott Medical gave a promissory note in the amount of $803,088 for certain other assets, primarily accounts receivable, related to two (2) other clinic locations previously sold to unrelated third parties. This note was also due May 31, 1998 with interest at 10% per annum. On June 2, 1998, Scott Medical paid principal and interest of $252,591 of the balance due under the note. As a result of lower than expected collections on the accounts receivable sold, the principal amount of the note was reduced by $571,252 leaving a balance of $2,208 at December 31, 1998. Interest was recalculated based on the adjusted principal amount.

         On December 31, 1997, the Company and certain of its subsidiaries closed on a transaction (the "IPN Sale") pursuant to which the Company sold to Scott Medical the following assets: (i) all of the issued and outstanding stock of Integrated Provider Networks, Inc., a North Carolina Corporation ("IPN") which provides practice and physician management services to professional corporations; (ii) all of the issued and outstanding stock of Practice Solutions, Inc., a North Carolina Corporation ("PSI") which provides billing services to freestanding physician practices and clinics, including those under management by IPN; (iii) all of the issued and outstanding stock of Sunlife OB-GYN Services of Broward County, Inc., a Florida Corporation ("Sunlife"); (iv) substantially all of the assets of Ft. Lauderdale Perinatal Associates, which operates two (2) physician clinics located in Plantation, Florida and Fort Lauderdale, Florida, and Physician Access Center, which operates a clinic in San Francisco, California (collectively the "Clinics"); and (v) certain accounts receivable of Sunlife (the "Sunlife Receivables") which had previously been sold to NPF-XI, Inc. pursuant to a series of receivables securitizations and other financing arrangements between the Company and subsidiaries of NCFE.

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

         In addition, Scott Medical gave a promissory note (the "Receivables Purchase Note") as the consideration for Scott Medical's purchase of the Sunlife Receivables. The principal amount of the Receivables Purchase Note was $1,000,727, the book value of the Sunlife Receivables. The Receivables Purchase Note provided for interest at 5.68% through October 31, 1998 and 10.94% thereafter, payable quarterly, with all principal and accrued but unpaid interest payable in full on October 31, 1998. The Receivables Purchase Note was subject to adjustment if the actual collections with respect to the Sunlife Receivables varied five percent (5%) from the principal amount of the Receivables Purchase Note. The resulting adjustment retroactively reduced the principal amount of the note by $687,857 to $312,870 upon which interest was recalculated.

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

         The North Carolina Commissioner of Insurance issued an Order dated March 11, 1998 exempting the transfer of DHP from the provisions of North Carolina Law that pertain to acquisition of control of a domestic insurer. This Order required the Company to complete the transaction within thirty (30) days and to convert to equity a $1,100,000 loan made by the Company to DHP on March 2, 1998.

         Immediately prior to the closing of the sale of DHP, the Company made an additional equity contribution required by regulatory authorities in the amount of $993,532 to DHP. As a result, the purchase price of $5,000,000 was increased to $5,993,532 to take into account this equity contribution. The purchase price was paid $993,532 in cash, with the balance paid pursuant to a $5,000,000 promissory note (the "DHP Note") due and payable by March 28, 1998. The DHP Note bears interest after March 28, 1998 at the rate of 12% per annum until paid. The original DHP Note provided that if it was not paid in full within the earlier of (i) ninety (90) days from March 18, 1998 or (ii) forty-five (45) days after the Company gave DHP Holdings notice that it intended to accept a Strike Price (as defined below), DHP Holdings agreed to provide collateral to secure the DHP Note. On June 7, 1998, the Board approved an amendment to the DHP Note providing for an extension of the due date until June 8, 2001, quarterly interest payments and principal payments of $1,000,000 on June 8, 1999, $1,000,000 on June 8, 2000, and the balance on June 8, 2001. DHP Holdings entered into a Pledge Agreement with the Company dated June 8, 1998, pledging all of the issued and outstanding stock of Alliance as security for the repayment of the amended DHP Note. Effective October 30, 1998, the principal amount of the DHP note and accrued interest of $396,164 were paid and all collateral was released. Proceeds were used to reduce debt of the Company.

         For a period of twelve (12) months from the closing, the Company had the right to market and sell DHP to potential third party purchasers. No third party purchasers were identified prior to March 18, 1999.

         As part of the sale of DHP, the Company agreed to a partial release of its non-compete agreement with Dr. Scott. This partial release allows Dr. Scott to operate health maintenance organizations. In addition, the Company agreed that for a one (1) year period following the closing date, the Company will not engage in the business of providing health maintenance organization or similar services in the State of North Carolina and those service areas in the State of South Carolina served by DHP.

         On March 3, 1998, Dr. Walls made an investment of $2.0 million in the Company in exchange for a $2.0 million convertible debenture due July 1, 1998 bearing interest at 10% per annum. The debenture, including accrued interest, was convertible, at the holder's option, into Common Stock and a new series of preferred stock. The conversion price for the Common Stock was equal to the lower of: (i) the average closing price of the Common Stock on the New York Stock Exchange for the ten (10) trading days ending on March 3, 1998, the date of the issuance of the debenture, or (ii) the average closing price for the ten
(10) trading days ending on June 30, 1998. The conversion price for the Preferred Stock was ten (10) times the conversion price for the Common Stock. On May 1, 1998, Dr. Scott acquired the debenture from Dr. Walls. On June 29, 1998, the debenture was amended to provide for conversion solely into Series D Convertible Preferred Stock ("Series D Preferred"). On June 30, 1998, Dr. Scott elected to convert the debenture into 444,974 shares of Series D Preferred. Subsequent to approval by the holders of the Common Stock in July 1999, the Series D Preferred was converted into ten (10) shares of Common Stock for each share of Preferred Stock, or 4,449,740 shares of Common Stock, in November 1999. This transaction was not registered under the Securities Act pursuant to the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

         On October 30, 1998, the Company completed the sale of Health Enterprises, Inc., whose primary operating subsidiary HPSE, to Dr. Scott. Dr. Scott acquired all of the outstanding stock of HPSE in a transaction which is effective as of October 1, 1998 for financial reporting purposes. The purchase price of $15 million was used to decrease debt.

         HPSE is an HMO licensed to operate in the State of Florida with approximately 80,000 members. For the nine (9) months ended September 30, 1998, Health Enterprises, Inc., reported unaudited consolidated revenues of approximately $82,815,000 and net losses of approximately $5,181,000. As a result of these losses, the Company was required to make significant capital contributions to HPSE in 1998 prior to its sale, and the Company anticipated that substantial additional capital contributions would be required during the balance of 1998.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                         Page Number
(a)    1.  Financial Statements:                                                      in this Form 10-K

          Report of Independent Auditors................................................................. 20
          Consolidated Balance Sheets, December 31, 2000 and 1999 ....................................... 21
          Consolidated Statements of Operations, Years Ended December 31,
          2000, 1999 and 1998............................................................................ 22
          Consolidated Statements of Shareholders' Equity (Deficit) and
          Comprehensive Income (Loss), Years Ended December 31,
          2000, 1999 and 1998............................................................................ 23
          Consolidated Statements of Cash Flows, Years Ended
          December 31, 2000, 1999 and 1998............................................................... 24
          Notes to Consolidated Financial Statements..................................................... 25

                                                                                            Page Number
       2.  Financial Statement Schedules                                                 in this Form 10-K

          Report of Independent Auditors...............................................................   S-1
          Schedule II--Valuation and Qualifying Accounts...............................................   S-2

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

Date: April 16, 2001

                          PHYAMERICA PHYSICIAN GROUP, INC.

                          By:      /S/ Steven M. Scott, M.D.
                                   --------------------------------------------
                                     Steven M. Scott, M.D.
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                               Title                                      Date
--------------------------------------------------------------------------------------------------------

/S/  Steven M. Scott, M.D.             Chairman of the Board of Directors,              April 16, 2001
--------------------------             President and Chief Executive Officer
     Steven M. Scott, M.D.

/S/  Marc V. Weiner                    Executive Vice President,                        April 16, 2001
---------------------------            Chief Financial Officer and Chief
     Marc V. Weiner                    Accounting Officer

/S/  Bertram E. Walls, M.D.            Director                                         April 16, 2001
----------------------------
     Bertram E. Walls, M.D.

/S/  Eugene F. Dauchert, Jr.           Director, Secretary, Executive Vice President,   April 16, 2001
-----------------------------          General Counsel
     Eugene F. Dauchert, Jr.

/S/  Edward L. Suggs, Jr.              Director, President and Chief Executive Officer  April 16, 2001
-----------------------------          Healthcare Business Resources, Inc.
     Edward L. Suggs, Jr.

/S/  Sherman M. Podolsky, M.D.         Director, President, PhyAmerica Physician        April 16, 2001
------------------------------         Services of South Florida, Inc.
     Sherman M. Podolsky, M.D.

/S/  Ernest Bacon                      Director                                         April 16, 2001
-----------------
     Ernest Bacon

                          Independent Auditors' Report

The Board of Directors and Shareholders
PhyAmerica Physician Group, Inc.

Under the date of April 16, 2001, we reported on the consolidated balance sheets of PhyAmerica Physician Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and our report thereon are included in the Company's annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                       KPMG LLP

Raleigh, North Carolina
April 16, 2001

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

                                                          Additions
                                   Balance at     Charged to      Charged to                   Balance
                                    Beginning      Costs and         Other                     at End
Description                         of Period      Expenses        Accounts      Deductions   of Period
-------------------------------------------------------------------------------------------------------
Year ended December 31, 2000         $10,810        $403,844       $225,545      $637,606        $2,593
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1999         $ 2,244        $294,190       $189,226      $474,850       $10,810
Allowance for contractual
adjustments and uncollectibles

Year ended December 31, 1998        $ 12,865        $179,310        $76,573      $266,504        $2,244
Allowance for contractual
adjustments and uncollectibles


                                  EXHIBIT INDEX

Exhibit
Number                                           Description
------------------------------------------------------------------------------------------------------------
2.1      Stock Purchase Agreement As Of January 1, 1998 By And Among Coastal Physician Group, Inc., Coastal
          Managed Healthcare, Inc., and DHP Holdings, LLC (1)

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

3.4      By-laws, as amended and restated as of December 3, 1996

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

10.15    Loan and Security Agreement by and among Coastal Physician Group, Inc. and NPF X, Inc. Dated June 6,
          1997 (9)

10.16    Pledge Agreement, Dated June 6, 1997 (9)

10.17    Resolutions of the Board of Directors of PhyAmerica Physician Group, Inc. terminating stock option or purchase plans as of December 31, 2000.

21       Subsidiaries of the Registrant

27        Financial Data Schedule
------------------------------------

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