Form 10-Q
period 2001-03-31
PHYAMERICA PHYSICIAN GROUP INC
filed 2001-05-15
CIK 874787

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q



 {X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended March 31, 2001

                                       OR

 { } Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

               For the transition period from ________ to ________

                        Commission File Number 001-13460
                                               ---------

                        PhyAmerica Physician Group, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                          56-1379244
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
Incorporation or organization)                               Identification No.)

   2828 Croasdaile Drive, Durham, NC                                    27705
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (919) 383-0355
                                 --------------
               (Registrant's telephone number including area code)

                                      None
                                      ----
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

       {X} Yes                                               { } No

As of April 30, 2001 there were outstanding 43,694,986 shares of common stock, par value $.01 per share.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                                      INDEX

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000

            Unaudited Consolidated Statements of Operations:
                 Three months ended March 31, 2001 and 2000

            Unaudited Consolidated Condensed Statements of Cash Flows:
                 Three months ended March 31, 2001 and 2000

            Notes to Consolidated Financial Statements (unaudited)


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3      Quantitative and Qualitative Disclosures About Market Risk


PART II     OTHER INFORMATION

Item 5      Other Information

Item 6      Exhibits and Other Reports


PART III    SIGNATURES

                                     PART I

Item 1

                        PHYAMERICA PHYSICIAN GROUP, INC.
                     Consolidated Balance Sheets - Unaudited
                      (In thousands, except per share data)

                                                                            March 31,   December 31,
                                                                              2001          2000
                                                                            ---------   ------------
                              Assets
Current assets:
   Cash and cash equivalents                                                $   2,844    $      --
   Trade accounts receivable, net                                              30,117       32,514
   Reserves held by NCFE                                                       14,999       14,947
   Accounts receivable, other                                                     786        1,301
   Receivables from related party                                                 687          716
   Prepaid expenses and other current assets                                    5,992        4,693
                                                                            ---------    ---------
Total current assets                                                           55,425       54,171
                                                                            ---------    ---------

Property and equipment, at cost, less accumulated depreciation                 11,198       11,407
Excess of cost over fair value of net assets acquired, net                     19,213       19,340
Other assets                                                                    2,000        2,194
                                                                            ---------    ---------
Total assets                                                                $  87,836    $  87,112
                                                                            =========    =========

          Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
   Current maturities and other short-term borrowings                       $   1,740    $   1,728
   Accounts payable                                                            28,896       28,957
   Accrued physician fees and medical costs                                    18,182       18,054
   Accrued expenses                                                             8,847        7,211
                                                                            ---------    ---------

Total current liabilities                                                      57,665       55,950
                                                                            =========    =========

Long-term debt, excluding current maturities                                  184,221      175,352
                                                                            ---------    ---------
Total liabilities                                                             241,886      231,302
                                                                            =========    =========

Shareholders' equity (deficit):

Preferred stock $.01 par value; shares authorized 10,000 shares

Series D convertible preferred stock shares authorized 1,200;
no shares issued and outstanding
Additional paid-in capital preferred stock                                         --           --

Common stock $.01 par value: shares authorized 100,000; shares
issued and outstanding 43,695 and 42,573, respectively                            437          430
Additional paid-in capital                                                    179,556      178,331
Common stock warrants                                                             449        1,675
Retained earnings (accumulated deficit)                                      (334,493)    (324,626)
                                                                            ---------    ---------
Total shareholders' equity (deficit)                                         (154,050)    (144,190)
                                                                            ---------    ---------
Total liabilities and shareholders' equity (deficit)                        $  87,836    $  87,112
                                                                            =========    =========

          See accompanying notes to consolidated financial statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                Consolidated Statements of Operations - Unaudited
                      (In thousands, except per share data)


                                                       Three months ended
                                                            March 31
                                                        2001        2000
                                                      --------    --------
                                                                 (Restated)
Operating revenue, net                                $ 83,336    $ 78,418

Costs and expenses:
  Physician and other provider services                 62,084      61,110
  Medical support services                              12,664      10,825
  Selling, general and administrative                   12,891      13,389
  Related party expense, net                               238         404
                                                      --------    --------
Total costs and expenses                                87,877      85,728
                                                      --------    --------

Operating loss                                          (4,541)     (7,310)
                                                      --------    --------

Other income (expense):
  Interest expense                                      (5,282)     (3,880)
  Interest income                                           94          17
  Other related party expense, net                        (115)       (101)
  Other, net                                               (23)        (27)
                                                      --------    --------
 Total other expense                                    (5,326)     (3,991)
                                                      --------    --------

Loss before income taxes                                (9,867)    (11,301)

Income taxes                                                --          --
                                                      --------    --------

Net loss before cumulative effect of change in
accounting principle                                    (9,867)    (11,301)

Cumulative effect of change in accounting principle         --      (4,993)
                                                      --------    --------
Net loss                                              $ (9,867)   $(16,294)
                                                      ========    ========

Net loss per common share:
Basic and diluted loss per share                      $  (0.23)      (0.27)
Cumulative effect of change in accounting principle         --       (0.11)
Net loss per share                                       (0.23)      (0.38)



Shares used to compute loss per share, basic and
diluted                                                 43,335      42,572


          See accompanying notes to consolidated financial statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
           Consolidated Condensed Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                          Three Months Ended
                                                               March 31,

                                                           2001        2000
                                                         ========    ========


Net cash used in operating activities                    $ (4,724)   $(11,503)
                                                         --------    --------

Cash flows from investing activities:

     Purchases of property and equipment, net                (220)       (238)
     Acquisition of subsidiaries, net of cash acquired     (1,100)         --
                                                         --------    --------
     Net cash used in investing activities                 (1,320)       (238)
                                                         ========    ========

Cash flows from financing activities:
     Borrowings of long-term debt, net                      8,881      11,728
     Net proceeds from issuances of common stock                7          13
                                                         --------    --------
     Net cash provided by financing activities              8,888      11,741
                                                         --------    --------
     Net increase in cash and cash equivalents              2,844          --
Cash and cash equivalents at beginning of year                 --          --
                                                         --------    --------
Cash and cash equivalents at end of period               $  2,844    $     --
                                                         ========    ========

Supplemental disclosures of cash flow information:

     Cash payments during the period for:
          Interest                                       $  5,282    $  4,016
          Income taxes                                         --         135

          See accompanying notes to Consolidated Financial Statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The accompanying consolidated financial statements of PhyAmerica Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The Company has made certain reclassifications to financial information as of and for the quarter ended March 31,2000. Such reclassifications has no impact on net loss or total shareholders' deficit.

(2) Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. For the three months ended March 31, 2001 and 2000, comprehensive income is equal to the Company's net loss.

(3) Recently Adopted Accounting Pronouncements

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("A Replacement of FASB Statement 125") ("SFAS 140"). SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. While most of the provisions of SFAS 140 are effective for transactions entered into after March 31, 2001, the disclosures in SFAS 140 were effective for fiscal years ending after December 15, 2000. Management does not expect the adoption of SFAS 140 to have a material impact on the Company's financial condition or results from operations.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company does not believe that this pronouncement has a material impact on its financial position or results of operations.

(4) Sales and Subservicing Agreements

New Sale and Subservicing Agreements for the Coastal Program, one of the Company's accounts receivable sale programs, was signed effective March 30, 2001. The new agreements increase the funding availability to $150 million, fix the interest rate at 10.5% and extend the termination date to June 30, 2004. Including the new agreements, the purchase commitment has been increased to $295 million. Of the total purchase commitments of $295 million on these facilities, there is approximately $46.0 million of remaining availability for purchases as of March 31, 2001. As of March 31, 2001, NCFE held approximately $60.9 million in reserves. These reserves are account balances maintained by a Trustee, to allow for repurchase of receivables which may default or be underpaid by the insurance carriers. Pursuant to the Sale and Subservicing Agreement, the Company pays a program fee ranging from 10.5% to 12.50% per annum on the outstanding amount of uncollected purchased current and rights to future receivables.

(5) Segment Information

During the three months ended March 31, 2001 and 2000, the Company had 4 reportable segments: Emergency Physician Management, Government Services, Billing and Business Management Services and Divested Businesses. The Emergency Physician Management Group contracts principally with hospitals to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides Obstetrics, Gynecology and Pediatrics Emergency Physician Management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The Government Services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The Billing and Business Management Services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's Emergency Physician Management Group and are also marketed independently to unaffiliated providers. Divested Businesses consist of 2 health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. The Company also has a Corporate Group included in "All Other" that provides administrative services to the operating segments. "All Other" also includes amounts related to eliminations.

                                             Quarter ended March 31, 2001

----------------------------------------------------------------------------------------------------------------------
                                    Emergency                                          Total
                                    Physician       Gov't                 Divested   Reportable      All
(In Thousands)                      Management    Services     Billing    Segments    Segments      Other     Totals
----------------------------------------------------------------------------------------------------------------------
Revenue from external sources           $71,797      $5,483      $6,056       $---      $83,336        $---   $83,336
----------------------------------------------------------------------------------------------------------------------
Intersegment revenues                       ---         ---       7,306        ---        7,306         ---     7,306
----------------------------------------------------------------------------------------------------------------------
Interest expense                          4,770         276         ---        ---        5,046         236     5,282
----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization             1,346           6         256        ---        1,608          68     1,676
----------------------------------------------------------------------------------------------------------------------
Segment profit (loss)                   (8,808)       (209)       2,133         12      (6,872)     (2,995)   (9,867)
----------------------------------------------------------------------------------------------------------------------
Segment assets                           73,808       3,183       6,662      2,371       86,024       1,812    87,836
----------------------------------------------------------------------------------------------------------------------

                                         Quarter ended March 31, 2000 (Restated)

----------------------------------------------------------------------------------------------------------------------
                                      Emergency                                        Total
                                      Physician     Gov't                 Divested   Reportable      All
(In Thousands)                       Management    Services    Billing    Segments    Segments      Other     Totals
----------------------------------------------------------------------------------------------------------------------
Revenue from external sources           $69,253      $4,474      $4,673       $---      $78,400         $18   $78,418
----------------------------------------------------------------------------------------------------------------------
Intersegment revenues                       ---         ---       6,472        ---        6,472         ---     6,472
----------------------------------------------------------------------------------------------------------------------
Interest expense                          2,893         912          93        ---        3,898        (18)     3,880
----------------------------------------------------------------------------------------------------------------------
Depreciation and amortization             1,373           6         203        ---        1,582          28     1,610
----------------------------------------------------------------------------------------------------------------------
Segment profit (loss)                   (9,211)       (630)     (3,943)        (2)     (13,786)     (2,508)  (16,294)
----------------------------------------------------------------------------------------------------------------------
Segment assets                           71,614       4,114       7,270      2,423       85,421     (1,021)    84,400
----------------------------------------------------------------------------------------------------------------------

(6)  Revenue Recognition

     On December 3, 1999, the Securities and Exchange Commission ("the Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain views of the Commission in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 provides interpretative guidance on unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance required the accounting change to be adopted by the Company in the quarter ended December 31, 2000 and reflected as a cumulative effect of a change in accounting principle as of January 1, 2000. Therefore, consistent with the Commission's guidance and changing industry practice for services provided under a percentage of collections basis within its billing segment, the Company began recognizing revenue at the time of collection on January 1, 2000. The impact of this change in accounting principle was to increase the Company's net loss for 2000 by approximately $5.0 million. The statement of operations for the three months ended March 31, 2000 has been restated to reflect the adoption of SAB 101. The impact of restating the statement of operations for the three months ended March 31, 2000 was to increase the Company's net loss for that quarter by approximately $0.2 million. There is no effect on cash flow resulting from this change.

Item 2

                        PHYAMERICA PHYSICIAN GROUP, INC.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2001 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 2000

         In July 1999, in order to expand its Emergency Physician Management business, the Company acquired the hospital emergency department staffing assets of Sterling Healthcare, Inc. ("Sterling"), a subsidiary of FPA Medical Management, Inc., which was in a Chapter 11 proceeding under the United States Bankruptcy Code, for a purchase price of approximately $69.3 million plus assumption of up to $18 million in operating liabilities. In addition, on December 14, 1999 the Company increased the size of its Billing and Business Management business by approximately 25% when Healthcare Business Resources, Inc. ("HBR"), a subsidiary of the Company, acquired from a subsidiary of Per Se Technologies, Inc. the assets used in providing billing services for the hospital staffing contracts acquired in the Sterling acquisition (the "Per Se Acquisition"). The acquisitions were accounted for in accordance with the purchase method of accounting, and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition date. The Per-Se Acquisition increased the number of patient visits billed in the Billing and Business Management Business from approximately
3.5 million per year to approximately 5 million per year. The acquisitions were accounted for in accordance with the purchase method of accounting and, therefore, the results of operations for the acquired operations are included in the accompanying financial statements since the acquisition date. As of March 31, 2001, HBR had 238 contracts in 28 states with 1,421,000 processed visits in the first quarter of 2001.

Operating Revenue, Net.

         Net operating revenue in the first quarter of 2001 was $83.3 million, an increase of $4.9 million, or 6%, from operating revenues of $78.4 million as compared to the first quarter of 2000.

         The increase in the revenue of the core businesses was due to a decrease in the amount of allowances and contractual adjustments, an overall increase in visits by location, an overall increase in collections for each occasion of service rendered in the Emergency Physician Management Business and increased net revenue in both the Government Services Group and in Billing and Business Management Services. As compared to the same quarter a year ago, Emergency Physician Management experienced an increase of approximately $2.5 million or 4%. Government Services increased approximately $1.0 million or 22% and Billing and Business Management increased by approximately $1.4 million or 30%.

Physician and Other Provider Services Costs and Expenses

         Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $1.0 million, or 2% to approximately $62.1 million in the first quarter of 2001 from approximately $61.1 million in the first quarter of 2000. This was due to increased expenses related to physician coverage during this quarter in the Emergency Physician Management Business and increased expenses in the Government Services Group that resulted in the generation of increased revenue.

Medical Support Services Costs and Expenses

         Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $1.8 million, or 17.0%, to $12.6 million in the first quarter of 2001 from $10.8 million in the first quarter of 2000.

Selling, General and Administrative Costs and Expenses

         Selling, general and administrative costs and expenses decreased by $0.5 million or 4%, to $12.9 million in the first quarter of 2001 from $13.4 million in the first quarter of 2000. This is mainly due to decreases in Selling, General and Administrative expenses in all segments in the first quarter of 2001 as compared to the first quarter of 2000.

Related party expense, net

         Related party expense, net decreased by $0.2 million, or 41%, to $0.2 million in the first quarter of 2001 from $0.4 in the first quarter of 2000. This decrease is primarily due to a reduction of malpractice premium expense to related parties.

Interest Expense

         Interest expense increased by approximately $1.4 million to $5.3 million in the first quarter of 2001 from $3.9 million in the first quarter of 2000 due primarily to higher outstanding amounts of debt during the first quarter of 2001. The costs associated with the sale of eligible accounts receivable in the first quarter of 2001 and 2000 have been included in selling, general and administrative expenses.

Other, net

         Other expenses decreased slightly in the first quarter of 2001 as compared to the same period last year.

Benefit (provision) for income taxes.

         There was no benefit (provision) for income taxes for the first quarter of 2001 and 2000. This is due to continued net operating losses.

Net Loss

         Primarily as a result of the foregoing, the Company reported a net loss of approximately $9.9 million in the first quarter of 2001 compared to a net loss of $16.3 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary financing source consists of 3 accounts receivable sale programs with affiliates of NCFE. Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services Business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of March 31, 2001, the Company received $73 million related to billed receivables and approximately $176 million related to future receivables. Financing related to the purchase of future receivables is reflected as long-term debt in the accompanying financial statements. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2002. New Sale and Subservicing Agreements for the Coastal Program were signed effective March 30, 2001. The new agreements increase the funding availability to $150 million, fix the interest rate at 10.5% and extend the termination date to June 30, 2004. Including the new agreements, the purchase commitment has been increased to $295 million. Of the total purchase commitments of $295 million on these facilities, there is approximately $46.0 million of remaining availability for purchases as of March 31, 2001. As of March 31, 2001, NCFE held approximately $60.9 million in reserves. These reserves are account balances maintained by a Trustee, to allow for repurchase of receivables which may default or be underpaid by the insurance carriers. Pursuant to the Sale Agreement, the Company pays a program fee ranging from 10.5% to 12.50% per annum on the outstanding amount of uncollected purchased current and rights to future receivables.

         Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through July 31, 2002. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 3%. The line of credit is secured by substantially all of the Company's assets, including pledges of the Common stock of each of its subsidiaries. There is no outstanding balance as of March 31, 2001.

         The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing and future accounts receivable, as more fully discussed below. The Company's principal uses of cash have been to support operating activities. Net cash used in operating activities increased by $6.7 million, or 58%, for the three months ended March 31, 2001, to $4.8 million as compared to $11.5 million for the three months ended March 31, 2000. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash used in investing activities was $1.3 million for the three months ended March 31, 2001. Net cash provided by financing activities decreased by $2.8, million, or 24%, to $8.9 million for the three months ended March 31, 2001, from $11.7 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, the Company had net borrowings of $8.9 million as compared to $11.7 million for the three months ended March 31, 2000.

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


OTHER TRENDS AND UNCERTAINIES

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

         Although the Company has continued its marketing efforts, the number of new contracts obtained has been lower than that historically experienced by the Company. Management attributes the reduced rate of new business development to several factors, including increased competition from local and regional groups, increased payment and reimbursement pressures on hospitals, consolidation and closures involving client hospitals and the Company's financial condition. The Sterling Acquisition included the purchase of 129 contracts. Since the acquisition, 43 of these contracts have been terminated (some at the Company's request due to poor financial performance). A new contract was added in 1999, 4 new ones in 2000 and 10 new ones in the first quarter of 2001. Six of these new contracts were obtained as a result of an acquisition for a current total of 223 contracts. While the Company believes it has an excellent record in providing services, it believes that its financial condition has been an impediment to the awarding of new contracts that it would otherwise have received. Hospital administrators have expressed concerns about awarding and renewing contracts both as to operational ability and financial viability of companies operating in the Company's industry. The Company believes its success is dependent upon retaining and renewing existing contracts, terminating poorly performing contracts and obtaining new hospital contracts.

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

         The Company has attempted to stabilize its labor force, limit the use of temporary personnel and non-physician independent contractors and minimize professional fees. Sterling's headquarters office in Miami, FL was closed in January, 2000 and functions were transferred to the Corporate Office in Durham, NC. During 2000 and during the three months ended March 31, 2001, some regional offices were closed, consolidated or reduced in size. Various administrative and support functions historically provided by the Corporate Office in Durham, NC have been significantly reduced, eliminated completely or redeployed to the operating companies requiring those functions.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk.

The table below provides quantitative disclosure information about the Company's market risk sensitive instruments as of March 31, 2001 and December 31, 2000. The market risk sensitive instruments are categorized as instruments entered into for other than trading purposes. The Company's primary market risk exposure is associated with debt obligations arising from 3 accounts receivable sale programs with affiliates of NCFE. These debt obligations are maintained at fixed interest rates. The details on how these programs are managed are described in the preceding section on Liquidity and Capital Resources. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

                                                    Liabilities
                                        ---------------------------------
                                        March 31, 2001  December 31, 2000
                                        --------------  -----------------
Long-term Debt
    Fixed Rate                             $184,221         $175,352
    Weighted Average Interest Rate           11.40%           11.29%

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

                                     PART II

OTHER INFORMATION
-----------------

Item 5
------

On September 19, 2000, the company filled 2 vacancies on the Board of Directors by appointing Mr. Ernest Bacon and Mr. Fred Jinks to the Board to complete the unexpired terms of 2 former directors. Mr. Jinks tendered his resignation from the Board on February 7, 2001. On April 4, 2001, Mr. Charles Potter, a member of the Board of Directors since April 1997, tendered his resignation from the Board.

         The company's chairman, chief executive officer and majority shareholder, Steven M. Scott, M.D., made a proposal dated November 6, 2000 to acquire, through a cash out merger transaction, the approximately 43% of the Company's outstanding common stock that is not owned or controlled by him or his family members or affiliates. The consummation of the offer would mean that PhyAmerica would become a privately held company. The proposed offer price is equivalent to $0.15 per share in cash or an aggregate price of approximately $2.76 million. In response to the offer by Dr. Scott, the Company's Board of Directors appointed 3 outside directors to a Special Committee to review and evaluate the terms of the proposal and make a full recommendation to the Board. The members of the Special Committee were Mr. Jinks, Mr. Bacon and Mr. Charles Potter. The consummation of the proposed transaction to take the Company private is subject to, amongst other things, the negotiation of a mutually acceptable definitive merger agreement and the approval of the merger agreement by the holders of a majority of outstanding shares of the Company's common stock at a Special Meeting of the Shareholders. The Special Committee engaged independent legal counsel and independent financial advisors to advise it in connection with its review and evaluation of the proposal. As of March 31, 2001, the Special Committee was continuing its analysis and had not reported its findings and recommendation. If the Special Committee recommends approval of the proposal and if it is recommended by the Board of Directors, the Company will furnish a detailed proxy statement to the shareholders.


         Effective December 19, 2000, Marc V. Weiner was appointed to the position of Executive Vice President, Chief Financial Officer and Chief Accounting Officer. On February 7, 2001, Mr. Weiner was appointed to the Board of Directors.

Item 6. - Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits
------------

Exhibit
Number                                           Description
------------------------------------------------------------------------------------------------------------------
10.1     Employment Agreement By and Between Coastal Physician Services of South Florida, Inc. and Sherman
          Podolsky, M.D. (1)
10.2     First Amendment to Employment Agreement By and Between Coastal Physician Services of South Florida, Inc.
          and Sherman Podolsky, M.D.  Dated January 1, 1999.  (2)
10.3     Second Amendment to Employment Agreement By and Between Coastal Physician Services of South Florida,
          Inc. and Sherman Podolsky, M.D.  Dated January 1, 2000.  (5)
10.4     Third Amendment to Employment Agreement By and Between PhyAmerica Physician Services of South Florida,
          Inc. f/k/a Coastal Physician Services of South Florida, Inc and Sherman Podolsky, M.D.  Dated January
          1, 2001
10.5     Restated and Amended Employment Agreement By and Between Coastal Physician Group, Inc. and Eugene F.
          Dauchert, Jr.  Dated January 15, 1997.  (3)
10.6     Amended and Restated Employment Agreement By and Between Coastal Physician Group, Inc. and Eugene F.
          Dauchert, Jr.  Dated July 1, 1997.  (1)

10.7     First Amendment to Employment Agreement By and Between Coastal Physician Group, Inc. and Eugene F.
          Dauchert, Jr.  Dated January 1, 1999.  (4)
10.8     Second Amendment to Employment Agreement By and Between PhyAmerica Physician Group, Inc. and Eugene F.
          Dauchert, Jr.  Dated January 1, 2000.  (5)
10.9     Third Amendment to Employment Agreement By and Between PhyAmerica Physician Group, Inc., f/k/a Coastal
          Physician Group, Inc. and Eugene F. Dauchert, Jr.  Dated January 1, 2001.
10.10    Employment Agreement By and Between Healthcare Business Resources, Inc. and Edward L. Suggs, Jr.  Dated
          March 1, 1997.  (3)
10.11    First Amendment to Employment Agreement By and Between Healthcare Business Resources, Inc and Edward L.
          Suggs, Jr.  Dated March 1, 2000.  (5)
10.12    Second Amendment to Employment Agreement By and Between Healthcare Business Resources, Inc and Edward L.
          Suggs, Jr.  Dated January 1, 2001.
10.13    Employment Agreement By and Between Coastal Physician Group, Inc. and Steven M. Scott, M.D.  Dated April
          1, 1991.  (6)
10.14    Partial Release Of Non-Compete Provisions of Employment Agreement Between Steven M. Scott, M.D. and
          Coastal Physician Group, Inc.  Dated December 31, 1997.  (7)
10.15    Partial Release Of Non-Compete Provisions of Employment Agreement Between Steven M. Scott, M.D. and
          Coastal Physician Group, Inc.  Dated March 18, 1998.  (7)
10.16    Second Amendment to Employment Agreement By and Between PhyAmerica Physician Group, Inc., f/k/a Coastal
          Healthcare Group, Inc. and Steven M. Scott, M.D.  (5)
10.17    Third Amendment to Employment Agreement By and Between PhyAmerica Physician Group, Inc. f/k/a Coastal
          Healthcare Group, Inc. and Steven M. Scott, M.D.  Dated January 1, 2001.
10.18    Employment Agreement By and Between PhyAmerica Physician Group, Inc. and Marc V. Weiner.  Dated January
          1, 2001

27.      Financial Data Schedule

1.       Incorporated by reference to the December 31, 1997, 1997 Form 10-K by the Company on June 5, 1998.
          (File No. 001-13460)
2.       Incorporated by reference to the December 31, 1999, Form 10-K filed by the Company on April 14, 2000.
          (File No. 001-13460)
3.       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
          1996.  (File No. 001-13460)
4.       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
          1998.  (File No. 001-13460)
5.       Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31,
          2000. (File No. 001-13460)
6.       Incorporated by reference to the S-1 Registration Statement, as amended, filed by the Company on June
          20, 1991.  (File No. 33-40490)
7.       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
          1997.  (File No.001-13460)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

PHYAMERICA PHYSICIAN GROUP, INC.
--------------------------------
          (Registrant)

Name                                      Title                         Date
--------------------------------------------------------------------------------

/S/ Steven M. Scott, M.D.
---------------------------
Steven M. Scott, M.D.       Chairman of the Board of Directors      May 15, 2001
                            President and Chief Executive Officer


/S/ Marc V. Weiner
---------------------------
Marc V. Weiner              Executive Vice President,               May 15, 2001
                            Chief Financial Officer and Chief
                            Accounting Officer