Form 10-Q
period 2001-06-30
PHYAMERICA PHYSICIAN GROUP INC
filed 2001-08-14
CIK 874787

                                 United States
                       Securities and Exchange Commission
                             Washington, DC  20549

                                   Form 10-Q



     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended June 30, 2001

                                      OR

     [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

            For the transition period from __________to____________


                       Commission File Number 001-13460
                                              ---------


                       PhyAmerica Physician Group, Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                         56-1379244
     -------------------------------                        -------------------
     (State or other jurisdiction of                           (IRS Employer
     Incorporation or organization)                         Identification No.)

         2828 Croasdaile Drive, Durham, NC                         27705
     ----------------------------------------                   -----------
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

             [X] Yes                                       [ ] No

     As of July 31, 2001 there were outstanding 43,994,987 shares of common stock, par value $.01 per share.

                       PHYAMERICA PHYSICIAN GROUP, INC.
                                     INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000

          Unaudited Consolidated Statements of Operations
            Three months ended June 30, 2001 and 2000

          Unaudited Consolidated Statements of Operations
            Six months ended June 30, 2001 and 2000

          Unaudited Consolidated Condensed Statements of Cash Flows
            Six months ended June 30, 2001 and 2000

          Notes to Consolidated Financial Statements (unaudited)


Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3    Quantitative and Qualitative Disclosures About Market Risk



PART II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K


PART III  SIGNATURES


                                    PART I


Item 1

                       PHYAMERICA PHYSICIAN GROUP, INC.
                          Consolidated Balance Sheets
                     (In thousands, except per share data)



                                                                               June 30,        December 31,
                                                                                 2001               2000
                                                                              -----------      ------------
                                                                              (Unaudited)
                                    Assets
Current assets:
  Cash and cash equivalents                                                     $   2,449         $     ---
  Trade accounts receivable, net                                                   25,196            32,514
  Reserves held by NCFE                                                            15,217            14,947
  Accounts receivable, other                                                          541             1,301
  Receivables from related party                                                    1,224               716
  Prepaid expenses and other current assets                                         8,075             4,693
                                                                                ---------         ---------
Total current assets                                                               52,702            54,171
                                                                                ---------         ---------
Property and equipment, at cost, less accumulated depreciation                     11,088            11,407
Excess of cost over fair value of net assets acquired, net                         17,704            19,340
Other assets                                                                        1,814             2,194
                                                                                ---------         ---------
Total assets                                                                    $  83,308         $  87,112
                                                                                =========         =========

            Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current maturities and other short-term borrowings                            $   1,754         $   1,728
  Accounts payable                                                                 26,976            28,957
  Accrued physician fees and medical costs                                         17,607            18,054
  Accrued expenses                                                                  7,928             7,211
                                                                                ---------         ---------
Total current liabilities                                                          54,265            55,950
                                                                                =========         =========

Long-term debt, excluding current maturities                                      190,651           175,352
                                                                                ---------         ---------
Total liabilities                                                                 244,916           231,302
                                                                                =========         =========

Shareholders' equity (deficit):
Series D convertible preferred stock: shares authorized 1,200; no shares            ---               ---
 issued and outstanding

Common stock $.01 par value: shares authorized 100,000; shares issued
 and outstanding 43,695 and 42,573, respectively                                      437               430
Additional paid-in capital                                                        180,006           178,331
Common stock warrants                                                                 ---             1,675
Retained earnings (accumulated deficit)                                          (342,051)         (324,626)
                                                                                ---------         ---------
Total shareholders' equity (deficit)                                             (161,608)         (144,190)
                                                                                ---------         ---------
Total liabilities and shareholders' equity (deficit)                            $  83,308         $  87,112
                                                                                =========         =========


         See accompanying notes to consolidated financial statements.

                       PHYAMERICA PHYSICIAN GROUP, INC.
               Consolidated Statements of Operations - Unaudited
                     (In thousands, except per share data)


                                                           Three months ended
                                                                June 30
                                                         2001           2000
                                                       --------      ----------
                                                                     (Restated)
Operating revenue, net                                  $83,194        $81,060

Costs and expenses:
  Physician and other provider services                  62,368         60,634
  Medical support services                               12,751         11,293
  Selling, general and administrative                    11,009         13,222
  Related party expense (income), net                       (91)           415
                                                        -------        -------
Total costs and expenses                                 86,037         85,564
                                                        -------        -------
Operating loss                                           (2,843)        (4,504)
                                                        -------        -------

Other income (expense):
  Interest expense                                       (5,319)        (4,064)
  Interest income                                           141             30
  Other related party income (expense), net                  76           (101)
  Other, net                                                387            (76)
                                                        -------        -------
Total other expense                                      (4,715)        (4,211)
                                                        -------        -------


Loss before income taxes                                 (7,558)        (8,715)

Income taxes                                                ---            ---
                                                        -------        -------
Net loss                                                $(7,558)       $(8,715)
                                                        =======        =======

Net loss per common share:
Basic and diluted loss per share                        $ (0.17)         (0.20)

Shares used to compute loss per share, basic and
 diluted                                                 43,695         42,631


         See accompanying notes to consolidated financial statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                Consolidated Statements of Operations - Unaudited
                      (In thousands, except per share data)

                                                               Six months ended
                                                                    June 30
                                                             2001            2000
                                                          ---------       ----------
                                                                          (Restated)
Operating revenue, net                                     $166,530       $159,478

Costs and expenses:
  Physician and other provider services                     124,452        121,744
  Medical support services                                   25,415         22,118
  Selling, general and administrative                        23,900         26,611
  Related party expense, net                                    147            819
                                                           --------       --------
Total costs and expenses                                    173,914        171,292
                                                           --------       --------


Operating loss                                               (7,384)       (11,814)
                                                           --------       --------

Other income (expense):
  Interest expense                                          (10,601)        (7,944)
  Interest income                                               235             47
  Other related party income (expense), net                     (39)          (202)
  Other, net                                                    364           (103)
                                                           --------       --------
Total other expense                                         (10,041)        (8,202)
                                                           --------       --------


Loss before income taxes                                    (17,425)       (20,016)

Income taxes                                                    ---            ---
                                                           --------       --------

Net loss before cumulative effect of change in
 accounting principle                                       (17,425)       (20,016)

Cumulative effect of change in accounting principle             ---         (4,993)
                                                           --------       --------
Net loss                                                   $(17,425)      $(25,009)
                                                           ========       ========
Net loss per common share (basic and diluted):
Net loss before cumulative effect of change in
 accounting principle                                      $  (0.40)         (0.47)
Cumulative effect of change in accounting principle             ---          (0.12)

Net loss per share                                            (0.40)         (0.59)



Shares used to compute loss per share, basic and
 diluted                                                     43,516         42,601



         See accompanying notes to consolidated financial statements.

                       PHYAMERICA PHYSICIAN GROUP, INC.
          Consolidated Condensed Statements of Cash Flows - Unaudited
                                (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           2001         2000
                                                        ----------   ---------
Net cash used in operating activities                    $(11,440)    $(20,762)
                                                         --------     --------

Cash flows from investing activities:
  Purchases of property and equipment, net                   (343)        (538)
  Acquisition of companies, net of cash acquired           (1,100)         ---
                                                         --------     --------
  Net cash used in investing activities                    (1,443)        (538)
                                                         ========     ========

Cash flows from financing activities:
  Borrowings of long-term debt, net                        15,325       21,270
  Net proceeds from issuances of common stock                   7           30
                                                         --------     --------
  Net cash provided by financing activities                15,332       21,300
                                                         --------     --------
  Net increase in cash and cash equivalents                 2,449          ---
Cash and cash equivalents at beginning of year                ---          ---
                                                         --------     --------
Cash and cash equivalents at end of period               $  2,449     $    ---
                                                         ========     ========



Supplemental disclosures of cash flow information:

  Cash payments during the period for:
   Interest                                              $ 10,601     $  8,216
   Income taxes                                               ---          213




          See accompanying notes to consolidated financial statements.

                       PHYAMERICA PHYSICIAN GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  Basis of Presentation

The accompanying consolidated financial statements of PhyAmerica Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The Company has made certain reclassifications to financial information as of and for the three and six months ended June 30, 2000. Such reclassifications have no impact on net loss or total shareholders' deficit. See Note 5 regarding restatement of the Statements of Operations for the three and six months ended June 30, 2000.

(2)  Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. For the quarters ended June 30, 2001 and 2000, comprehensive income is equal to the Company's net loss.

(3)  Recently Adopted Accounting Pronouncements

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("A Replacement of FASB Statement 125") ("SFAS 140"). SFAS 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. The disclosures in SFAS 140 were effective for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the Company's financial condition or results from operations.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires entities to disclose information for derivative financial instruments, and to recognize all derivatives as assets or liabilities measured at fair value. The Company adopted this pronouncement and it had no impact on its financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS no. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 is effective for the Company beginning on January 1, 2002 and will require that all goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".
In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(4)  Segment Information


During the quarters ended June 30, 2001 and 2000, the Company had 4 reportable segments: Emergency Physician Management, Government Services, Billing and Business Management Services and Divested Businesses. The Emergency Physician Management Group contracts principally with hospitals to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides Obstetrics, Gynecology and Pediatrics Emergency Physician Management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The Government Services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The Billing and Business Management Services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's Emergency Physician Management Group and are also marketed independently to unaffiliated providers. Divested Businesses consist of 2 health plans which were divested during 1998 and the wrap up of businesses divested prior to 1998. The Company also has a Corporate Group included in "All Other" that provides administrative services to the operating segments. "All Other" also includes amounts related to eliminations. As part of its evaluation of the carrying value of goodwill, management recorded an adjustment to reduce goodwill by approximately $250,000 during the quarter ended June 30, 2001 which was recorded in the Emergency Physician Management Segment.

                           Quarter ended June 30, 2001

-------------------------------------------------------------------------------------------------------------
                                  Emergency                                     Total
                                  Physician     Gov't             Divested   Reportable     All
        (In Thousands)           Management   Services   Billing  Segments    Segments     Other
                                                                                                    Totals
-------------------------------------------------------------------------------------------------------------
Revenue from external sources       $71,576     $5,466    $6,152    $  ---      $83,194   $  ---   $83,194
-------------------------------------------------------------------------------------------------------------
Intersegment revenues                   ---        ---     7,468       ---        7,468      ---     7,468
-------------------------------------------------------------------------------------------------------------
Interest expense                      4,865        255       ---       ---        5,120      199     5,319
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization         1,371          6       255       ---        1,632     (141)    1,491
-------------------------------------------------------------------------------------------------------------
Segment profit (loss)                (8,856)      (247)    2,397       (55)      (6,761)    (797)   (7,558)
-------------------------------------------------------------------------------------------------------------
Segment assets                      $69,033     $2,970    $6,213    $2,266      $80,482   $2,826   $83,308
-------------------------------------------------------------------------------------------------------------

                     Quarter ended June 30, 2000  (Restated)

                                  Emergency                                    Total
                                  Physician     Gov't             Divested  Reportable     All
(In Thousands)                   Management   Services   Billing  Segments   Segments     Other
                                                                                                    Totals
-------------------------------------------------------------------------------------------------------------
Revenue from external sources       $71,016     $4,654    $5,431    $  ---     $81,101   $   (41)  $81,060
-------------------------------------------------------------------------------------------------------------
Intersegment revenues               $   ---     $  ---    $7,009    $  ---     $ 7,009   $   ---   $ 7,009
-------------------------------------------------------------------------------------------------------------
Interest expense                    $ 2,976     $1,040    $   64    $  ---     $ 4,080   $   (16)  $ 4,064
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization       $ 1,371     $    7    $  204    $    1     $ 1,583   $    32   $ 1,615
-------------------------------------------------------------------------------------------------------------
Segment profit (loss)               $(6,800)    $ (483)   $2,056    $    2     $(5,225)  $(3,490)  $(8,715)
-------------------------------------------------------------------------------------------------------------
Segment assets                      $65,128     $3,607    $7,228    $2,426     $78,389   $(1,022)  $77,367
-------------------------------------------------------------------------------------------------------------

                          Six months ended June 30, 2001


-------------------------------------------------------------------------------------------------------------
                                  Emergency                                     Total
                                  Physician     Gov't             Divested   Reportable     All
(In Thousands)                   Management   Services   Billing  Segments    Segments     Other
                                                                                                     Totals
-------------------------------------------------------------------------------------------------------------
Revenue from external sources      $143,373    $10,949   $12,208    $  ---     $166,530   $   ---   $166,530
-------------------------------------------------------------------------------------------------------------
Intersegment revenues              $    ---    $   ---   $14,774    $  ---     $ 14,774   $   ---   $ 14,774
-------------------------------------------------------------------------------------------------------------
Interest expense                   $  9,635    $   531   $   ---    $  ---     $ 10,166   $   435   $ 10,601
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization      $  2,717    $    12   $   511    $  ---     $  3,240   $   (73)  $  3,167
-------------------------------------------------------------------------------------------------------------
Segment profit (loss)              $(17,664)   $  (456)  $ 4,530    $  (43)    $(13,633)  $(3,792)  $(17,425)
-------------------------------------------------------------------------------------------------------------
Segment assets                     $ 69,033    $ 2,970   $ 6,213    $2,266     $ 80,482   $ 2,826   $ 83,308
-------------------------------------------------------------------------------------------------------------


                    Six months ended June 30, 2000  (Restated)

-------------------------------------------------------------------------------------------------------------
                                  Emergency                                    Total
                                  Physician     Gov't             Divested  Reportable     All
(In Thousands)                   Management   Services   Billing  Segments   Segments     Other
                                                                                                    Totals
-------------------------------------------------------------------------------------------------------------
Revenue from external sources      $140,269    $ 9,128   $10,104    $  ---    $159,501   $   (23)  $159,478
-------------------------------------------------------------------------------------------------------------
Intersegment revenues              $    ---    $   ---   $13,481    $  ---    $ 13,481   $   ---   $ 13,481
-------------------------------------------------------------------------------------------------------------
Interest expense                   $  5,869    $ 1,952   $   157    $  ---    $  7,978   $   (34)  $  7,944
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization      $  2,744    $    13   $   407    $    1    $  3,165   $    60   $  3,225
-------------------------------------------------------------------------------------------------------------
Segment profit (loss)              $(16,011)   $(1,113)  $ 3,106    $  ---    $(14,018)  $(5,998)  $(20,016)
-------------------------------------------------------------------------------------------------------------
Segment assets                     $ 65,128    $ 3,607   $ 7,228    $2,426    $ 78,389   $(1,022)  $ 77,367
-------------------------------------------------------------------------------------------------------------


(5)  Revenue Recognition

     On December 3, 1999, the Securities and Exchange Commission ("the Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain views of the Commission in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 provides interpretative guidance on unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance required the accounting change to be adopted by the Company in the quarter ended December 31, 2000 and reflected as a cumulative effect of a change in accounting principle as of January 1, 2000. Therefore, consistent with the Commission's guidance and changing industry practice for services provided under a percentage of collections basis within its billing segment, the Company began recognizing revenue at the time of collection on January 1, 2000. The impact of this change in accounting principle was to increase the Company's net loss for 2000 by approximately $5.0 million. The Statements of Operations for the quarter ended June 30, 2000 have been restated to reflect the adoption of SAB 101. Excluding the cumulative effect of $5.0 million, the impact of restating the Statements of Operations for the quarter ended June 30, 2000 was to decrease the Company's net loss for that quarter by approximately $0.2 million. There is no effect on cash flow resulting from this change. The impact for the six month period ended June 30, 2000 was less than $0.1 million.

(6)  Shareholders' Equity (Deficit)

     In the first quarter of 2001, common stock and additional paid-in capital increased $7,000 and $1.2 million respectively, due to the exercise of warrants. In the second quarter of 2001, the remaining unexercised warrants expired. The $0.4 million value ascribed to them at issuance was moved to Additional Paid-In Capital.

Item 2


                        PHYAMERICA PHYSICIAN GROUP, INC.
                    Management's Discussion And Analysis Of
                 Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO THE SECOND QUARTER ENDED JUNE 30, 2000


Operating Revenue, Net.

     Net operating revenue in the second quarter of 2001 was $83.2 million, an increase of $2.1 million, or 2.6%, from operating revenues of $81.1 million as compared to the second quarter of 2000.

     The increase in the revenue of the core businesses was due to an increase in the number of visits processed by the billing company, an overall increase in collections for each occasion of service rendered in the Emergency Physician Management Business and increased net revenue in both the Government Services Group and in Billing and Business Management Services. As compared to the same period a year ago, Emergency Physician Management experienced an increase of approximately $0.5 million or 1%. Government Services increased approximately $0.8 million or 17% and Billing and Business Management Services increased by approximately $0.7 million or 13%.

Physician and Other Provider Services Costs and Expenses

     Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $1.7 million, or 2.8% to approximately $62.4 million in the second quarter of 2001 from approximately $60.6 million in the second quarter of 2000. This was due to increased expenses related to physician coverage during this quarter in the Emergency Physician Management Business and increased expenses in the Government Services Group that resulted in the generation of increased revenue.

Medical Support Services Costs and Expenses

     Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and Physician Business Management Services costs and expenses. Medical support services costs and expenses increased by $1.5 million, or 13.3%, to $12.8 million in the second quarter of 2001 from $11.3 million in the second quarter of 2000. The increase was due to increased costs of support personnel related to growth in the billing operations.

Selling, General and Administrative Costs and Expenses

     Selling, general and administrative costs and expenses decreased by $2.2 million or 16.7%, to $11.0 million in the second quarter of 2001 from $13.2 million in the second quarter of 2000. The decrease was due primarily to non-recurring adjustments related to prepaid insurance, fringe benefit costs and program costs for NCFE.

Related Party Income (Expense), Net

     Related party income expense, net decreased by $0.5 million to income of $0.1 million in the second quarter of 2001 from $0.4 million of expense in the second quarter of 2000. The decrease was due to reimbursement for aircraft expenses and revenues from subletting of real estate.

Other Income (Expense)

     Other income (expense) increased $0.5 million to $4.7 million as compared to the second quarter of 2000. The change was due primarily to a $1.3 million increase in interest expense. The increased interest expense was due to a higher level of outstanding amounts of debt incurred since the second quarter of 2000. Increases in interest income (higher levels of invested cash), other related party income/expense (refund check for malpractice premiums paid in prior years) and other, net (various legal settlement receipts) partially offset the increase in interest expense. The costs associated with the sale of eligible accounts receivable in the second quarter of 2001 and 2000 have been included in selling, general and administrative expenses.

Benefit (provision) for income taxes.

     There was no benefit (provision) for income taxes for the second quarter of 2001 and 2000. This is due to continued net operating losses.

Net Loss

     Primarily as a result of the foregoing, the Company reported a net loss of approximately $7.6 million in the second quarter of 2001 compared to a net loss of $8.7 million in the second quarter of 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Operating Revenue, Net.

     Net operating revenue for the six months ended June 30, 2001 was $166.5 million, an increase of $7.1 million, or 4.4 %, from operating revenues of $159.5 million as compared to the six months ended June 2000.

     The increase in the revenue of the core businesses was due to an overall increase in visits by location, an overall increase in collections for each occasion of service rendered in the Emergency Physician Management Business and increased net revenue in both the Government Services Group and in Billing and Business Management Services. As compared to the same period a year ago, Emergency Physician Management experienced an increase of approximately $3.1 million or 2%. Government Services increased approximately $1.8 million or 20% and Billing and Business Management Services increased by approximately $2.1 million or 21%.

Physician and Other Provider Services Costs and Expenses

     Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $2.7 million, or 2.2% to approximately $124.5 million for the six months ended June 30, 2001 from approximately $121.7 million for the six months ended June 30, 2000. This was due to increased expenses related to other healthcare provider coverage during this period in the Emergency Physician Management Business and increased expenses in the Government Services Group that resulted in the generation of increased revenue.

Medical Support Services Costs and Expenses

     Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $3.3 million, or 14.9%, to $25.4 million for the six months ended June 30, 2001 from $22.1 million for the six months ended June 30, 2000. The increase was due to increased costs of support personnel related to growth in the billing operations.

Selling, General and Administrative Costs and Expenses

     Selling, general and administrative costs and expenses decreased by $2.7 million or 10.2%, to $23.9 million for the six months ended June 30, 2001 from $26.6 million for the six months ended June 30, 2000. The decrease was due primarily to non-recurring adjustments related to prepaid insurance, fringe benefit costs and program costs for NCFE.

Related Party Income Expense, Net

     Related party expense, net decreased by $0.7 million, or 87.5%, to $0.1 million for the six months ended June 30, 2001 from $0.8 for the six months ended June 30, 2000. The decrease was due to reimbursement for aircraft expenses and revenues from subletting of real estate.

Other Income (Expense)

     Other income (expense) increased by approximately $1.8 million to $10.0 million for the six months ended June 30, 2001 as compared to the same period in 2000. The change was due primarily to a $2.7 million increase in interest expense. The increased interest expense was due to a higher level of outstanding debt incurred since the end of the second quarter in 2000.
Increases in interest income (higher levels of invested cash), other related party income/expense (refund check for malpractice premiums paid in prior years) and other, net (various legal settlement receipts) partially offset the increase in interest expense.

Benefit (provision) for income taxes.

     There was no benefit (provision) for income taxes for the second quarter of 2001 and 2000. This is due to continued net operating losses.

Net Loss

     Primarily as a result of the foregoing, the Company reported a net loss of approximately $17.4 million in the first six months of 2001 compared to a net loss of $25.0 million in the first six months of 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary financing source consists of 3 accounts receivable sale programs with affiliates of National Century Financial Enterprises, Inc. ("NCFE"). Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables primarily generated by the hospital contracts of the Company other than those acquired in the Sterling acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services Business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of June 30, 2001, the Company received $74 million related to billed receivables and approximately $182 million related to future receivables. Financing related to the purchase of future receivables is reflected as long-term debt in the accompanying financial statements. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2002. New Sale and Subservicing Agreements for the Coastal Program were signed effective March 30, 2001. The new agreements increase the funding availability to $150 million, fix the interest rate at 10.5% and extend the termination date to June 30, 2004. Including the new agreements, the purchase commitment has been increased to $295 million. Of the total purchase commitments of $295 million on these facilities, there is approximately $38 million of remaining availability for purchases as of June 30, 2001. As of June 30, 2001, NCFE held approximately $53 million in reserves. These reserves are account balances maintained by a Trustee, to allow for repurchase of receivables which may default or be underpaid by the insurance carriers. Pursuant to the Sale Agreements, the Company pays a program fee ranging from 10.5% to 12.50% per annum on the outstanding amount of uncollected purchased current and rights to future receivables.

     Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through July 31, 2002. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 3%. The line of credit is secured by substantially all of the Company's assets, including pledges of the Common stock of each of its subsidiaries. There is no outstanding balance as of June 30, 2001.

     The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing and future accounts receivable, as more fully discussed below. The Company's principal uses of cash have been to support operating activities. Net cash used in operating activities decreased by $9.3 million, or 44.9%, for the six months ended June 30, 2001, to $11.4 million as compared to $20.8 million for the six months ended June 30, 2000. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash used in investing activities was $1.4 million for the six months ended June 30, 2001. Net cash provided by financing activities decreased by $6.0 million, or 28%, to $15.3 million for the six months ended June 30, 2001, from $21.3 million for the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company had net borrowings of $15.3 million as compared to $21.3 million for the six months ended June 30, 2000.

     The Company expects to satisfy its anticipated demands and commitments for cash in the next six months from the amounts available under the various agreements with NCFE discussed above, as well as a reduction in cash used in operations. As part of its ongoing effort to improve cash flow, the Company undertook a comprehensive review of all hospital contracts and operating units. Underperforming contracts and operations were renegotiated or terminated. The Company also remains committed to increasing the implementation of the Practice Partners Program(C) for compensating the independent contract physicians. Practice Partners links the compensation of the participants to the profitability of the hospital contract. The Company implemented new budgeting and financial control systems to better monitor performance by its various departments. New business development continues to be a focal point of the organization. The primary objectives of these programs are to improve cash flow and slow the growth of our dependence on outside cash sources. If the Company is unable to achieve these objectives, it will likely experience a material decrease in liquidity which would cause the Company to increase its reliance on financing under the revolving line of credit provided by an affiliate of NCFE. Until the Company significantly improves cash flow, it will be dependent upon the continued weekly purchases of eligible and rights to future accounts receivable by NCFE and the line of credit provided by an affiliate of NCFE in order to meet its obligations.

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

     Although the Company has continued its marketing efforts, the number of new contracts obtained has been lower than that historically experienced by the Company. Management attributes the reduced rate of new business development to several factors, including increased competition from local and regional groups, increased payment and reimbursement pressures on hospitals, consolidation and closures involving client hospitals and the Company's financial condition.
Since the beginning of 2001, the Company has had a net decrease of eight contracts. While the Company believes it has an excellent record in providing services, it believes that its financial condition has been an impediment to the awarding of new contracts that it would otherwise have received. Hospital administrators have expressed concerns about awarding and renewing contracts both as to operational ability and financial viability of companies operating in the Company's industry. The Company believes its success is dependent upon retaining and renewing existing contracts, terminating poorly performing contracts and obtaining new hospital contracts.

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

     The Company has attempted to stabilize its labor force, limit the use of temporary personnel and non-physician independent contractors and minimize professional fees. Sterling's headquarters office in Miami, FL was closed in January 2000 and functions were transferred to the Corporate Office in Durham, NC. During 2000 and during the first six months of 2001, some regional offices were closed, consolidated or reduced in size. Various administrative and support functions historically provided by the Corporate Office in Durham, NC have been significantly reduced, eliminated completely or redeployed to the operating companies requiring those functions.

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

Item 3


Quantitative and Qualitative Disclosures About Market Risk.

The table below provides quantitative disclosure information about the Company's market risk sensitive instruments as of June 30, 2001 and December 31, 2000. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The market risk sensitive instruments are categorized as instruments entered into for other than trading purposes. The Company's primary market risk exposure is associated with debt obligations arising from 3 accounts receivable sale programs with affiliates of NCFE. These debt obligations are maintained at fixed interest rates. The details on how these programs are managed are described in the preceding section on Liquidity and Capital Resources.


                                       Liabilities
                             ---------------------------------
                             June 30, 2001   December 31, 2000
                             ---------------------------------
Long-term Debt
    Fixed Rate                  $190,651          $175,352
    Weighted Average               11.02%            11.29%
     Interest Rate


     Forward-looking Information or Statements: Except for statements of
     -----------------------------------------
historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: the level and timing of improvements in the operations of the Company's businesses; the possibility that the Company may not be able to improve operations as planned; the inability to obtain continued and/or additional necessary working capital financing as needed; and other important factors discussed above under "Other Trends and Uncertainties" and disclosed from time to time in the Company's Form 10-K, Form 10-Q and other periodic reports filed with the Securities and Exchange Commission.

                                    PART II
OTHER INFORMATION
------------------

Item 4
------

     On May 31, 2001, the Company held its Annual Stockholders Meeting in Durham, North Carolina. At this meeting, the shareholders:

     (1) Ratified the Appointment of Directors to fill vacated seats on the Board of Directors.
     (2) Elected Steven M. Scott, M.D. and Ernest Bacon to the Company's Board of Directors to hold office until the 2004 Annual Stockholders Meeting.
     (3) Elected Sherman M. Podolsky, M.D., Bertram E. Walls, M.D. and Marc V. Weiner to the Company's Board of Directors to hold office until the 2003 Annual Shareholders Meeting.
     (4) Amend the Company's Certificate of Incorporation to delete paragraph 12 in its entirety.
     (5) Ratified the selection of KPMG LLP, as independent certified public accountants for the year ending December 31, 2001.

Indicated below are the results of the shareholders votes for the matters listed above:

ISSUE                         VOTES
NUMBER       FOR             AGAINST          ABSTAIN
-----------------------------------------------------

1          39,191,800        740,483           68,236


ISSUE                                                 VOTES
NUMBER     NOMINEE                       FOR         AGAINST          ABSTAIN
-----------------------------------------------------------------------------

2          Steven M. Scott, M.D.      38,697,055    1,258,780         44,684
           Ernest Bacon               39,127,393      802,483         70,643

3          Sherman M. Podolsky, M.D.  39,093,852      856,670         49,997
           Bertram E. Walls, M.D.     39,134,752      710,970        154,797
           Marc V. Weiner             39,114,183      835,510         50,826


ISSUE                         VOTES
NUMBER       FOR             AGAINST          ABSTAIN
-----------------------------------------------------

4          39,329,520        607,120           63,879

ISSUE                         VOTES
NUMBER       FOR             AGAINST          ABSTAIN
-----------------------------------------------------

5          39,562,632        374,894           62,993


Item 5
-------

     Effective June 11, 2001, Marc V. Weiner was appointed Chief Operating Officer of PhyAmerica Physician Services, Inc. ("PPS"). In this role, Mr. Weiner will oversee all hospital contracts, field operations and back-office activities such as enrollment, scheduling, credentialing and other client services. On June 11, 2001, Stanley K. Haines was appointed Executive Vice President and Chief Financial Officer of the Company. Mr. Haines is responsible for all finance, accounting and building services. Additionally, Christopher T. Lutes, Executive Vice President, was appointed to head the New Business Development Group. Mr. Lutes will guide all Company efforts at obtaining new business for the Company's Emergency Physician Management Group.

     The company's chairman, chief executive officer and majority shareholder, Steven M. Scott, M.D., made a proposal dated November 6, 2000 to acquire, through a cash out merger transaction, the approximately 43% of the Company's outstanding common stock that is not owned or controlled by him or his family members or affiliates. The consummation of the offer would mean that PhyAmerica would become a privately held company. The proposed offer price is equivalent to $0.15 per share in cash or an aggregate price of approximately $2.76 million. In response to the offer by Dr. Scott, the Company's Board of Directors appointed 3 outside directors to a Special Committee to review and evaluate the terms of the proposal and make a full recommendation to the Board. The members of the Special Committee were Mr. Jinks, Mr. Bacon and Mr. Charles Potter. Subsequent to their appointments and commencement of activities, Mr. Potter and Mr. Jinks resigned from the Board of Directors and all committees. The consummation of the proposed transaction to take the Company private is subject to, amongst other things, the negotiation of a mutually acceptable definitive merger agreement and the approval of the merger agreement by the holders of a majority of outstanding shares of the Company's common stock at a Special Meeting of the Shareholders. The Special Committee engaged independent legal counsel and independent financial advisors to advise it in connection with its review and evaluation of the proposal. As of June 30, 2001, the Special Committee was continuing its analysis and had not reported its findings and recommendation. If the Special Committee recommends approval of the proposal and if it is recommended by the Board of Directors, the Company will furnish a detailed proxy statement to the shareholders.

Item 6. - Exhibits and Reports on Form 8-K


(a)    Exhibits
---    --------

       None


(b)    Reports on Form 8-K
---    -------------------

       None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

PHYAMERICA PHYSICIAN GROUP, INC.
--------------------------------
          (Registrant)


Name                                                Title                          Date
-------------------------------------------------------------------------------------------------
/S/ Steven M. Scott, M.D.
----------------------------------
Steven M. Scott, M.D.                 Chairman of the Board of Directors       August 14, 2001
                                      President and Chief Executive Officer



/S/ Stanley K. Haines
----------------------------------
Stanley K. Haines                     Executive Vice President,                August 14, 2001
                                      Chief Financial Officer
