Form 10-Q
period 2001-09-30
PHYAMERICA PHYSICIAN GROUP INC
filed 2001-11-14
CIK 874787

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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
             ------------------------------------------------------
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

                                 (919) 383-0355
                                 ---------------
               (Registrant's telephone number including area code)

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

            [X] Yes                               [ ] No

As of October 31, 2001 there were outstanding 43,694,987 shares of common stock, par value $.01 per share.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                                      INDEX


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000

            Unaudited Consolidated Statements of Operations:
                 Three months ended September 30, 2001 and 2000

            Unaudited Consolidated Statements of Operations
                  Nine months ended September 30, 2001 and 2000

            Unaudited Consolidated Condensed Statements of Cash Flows:
                 Nine months ended September 30, 2001 and 2000

            Notes to Consolidated Financial Statements (unaudited)


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3      Quantitative and Qualitative Disclosures About Market Risk



PART II     OTHER INFORMATION

Item 1      Legal Proceedings

Item 5      Other Information

Item 6      Exhibits and Other Reports



PART III    SIGNATURES

                                     PART I


Item 1

                        PHYAMERICA PHYSICIAN GROUP, INC.
                     Consolidated Balance Sheets - Unaudited
                      (In thousands, except per share data)

                                                                   September 30,       December 31,
                                                                       2001               2000
                                                                   -------------      -------------
                              Assets
Current assets:
   Cash and cash equivalents                                       $       2,995      $          --
   Trade accounts receivable, net                                         23,753             32,514
   Reserves held by NCFE                                                  15,226             14,947
   Accounts receivable, other                                                657              1,301
   Receivables from related party                                             58                716
   Prepaid expenses and other current assets                               7,375              4,693
                                                                   -------------      -------------
Total current assets                                                      50,064             54,171
                                                                   -------------      -------------

Property and equipment, at cost, less accumulated depreciation            10,808             11,407
Excess of cost over fair value of net assets acquired, net                16,457             19,340
Other assets                                                               1,498              2,194
                                                                   -------------      -------------
Total assets                                                       $      78,827      $      87,112
                                                                   =============      =============

          Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
   Current maturities and other short-term borrowings              $       1,686      $       1,728
   Accounts payable                                                       26,966             28,957
   Accrued physician fees and medical costs                               16,636             18,054
   Accrued expenses                                                        8,566              7,211
                                                                   -------------      -------------
Total current liabilities                                                 53,854             55,950
                                                                   =============      =============

Long-term debt, excluding current maturities                             194,788            175,352
                                                                   -------------      -------------
Total liabilities                                                        248,642            231,302
                                                                   =============      =============

Shareholders' equity (deficit):
Series D convertible preferred stock: shares authorized 1,200;
no shares issued and outstanding
Additional paid-in capital preferred stock                                    --                 --

Common stock $.01 par value: shares authorized 100,000; shares               437                430
issued and outstanding 43,695 and 42,991, respectively
Additional paid-in capital                                               180,006            178,331
Common stock warrants                                                         --              1,675
Retained earnings (accumulated deficit)                                 (350,258)          (324,626)
                                                                   -------------      -------------
Total shareholders' equity (deficit)                                    (169,815)          (144,190)
                                                                   -------------      -------------
Total liabilities and shareholders' equity (deficit)               $      78,827      $      87,112
                                                                   =============      =============

          See accompanying notes to consolidated financial statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                Consolidated Statements of Operations - Unaudited
                      (In thousands, except per share data)

                                             Three months ended
                                                September 30
                                           2001               2000
                                       -------------      -------------
                                                           (Restated)

Operating revenue, net                 $      84,752      $      81,800

Costs and expenses:
  Physician and other provider
  services                                    61,854             62,944
  Medical support services                    12,292             11,961
  Selling, general and
  administrative                              12,275             13,712
  Related party expense, net                     999                468
                                       -------------      -------------
Total costs and expenses                      87,420             89,085
                                       -------------      -------------

Operating loss                                (2,668)            (7,285)
                                       -------------      -------------

Other income (expense):
  Interest expense                            (5,395)            (4,377)
  Interest income                                 79                 23
  Other related party expense, net              (102)              (102)
  Other, net                                    (121)             1,222
                                       -------------      -------------
 Total other expense                          (5,539)            (3,234)
                                       -------------      -------------


Loss before income taxes                      (8,207)           (10,519)

Income taxes                                      --                 --
                                       -------------      -------------

Net loss                               $      (8,207)     $     (10,519)
                                       =============      =============

Net loss per common share:
Basic and diluted loss per share       $       (0.19)     $       (0.25)

Shares used to compute loss per
share, basic and diluted                      43,695             42,764


    See accompanying notes to consolidated financial statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                Consolidated Statements of Operations - Unaudited
                      (In thousands, except per share data)

                                             Nine months ended
                                                September 30
                                           2001               2000
                                       -------------      -------------
                                                           (Restated)

Operating revenue, net                 $     251,282      $     241,278

Costs and expenses:
  Physician and other provider
  services                                   186,306            184,688
  Medical support services                    37,707             34,079
  Selling, general and
  administrative                              36,175             40,323
  Related party expense, net                   1,146              1,287
                                       -------------      -------------
Total costs and expenses                     261,334            260,377
                                       -------------      -------------

Operating loss                               (10,052)           (19,099)
                                       -------------      -------------

Other income (expense):
  Interest expense                           (15,996)           (12,321)
  Interest income                                314                 70
  Other related party expense, net              (141)              (304)
  Other, net                                     243              1,119
                                       -------------      -------------
 Total other expense                         (15,580)           (11,436)
                                       -------------      -------------


Loss before income taxes                     (25,632)           (30,535)

Income taxes                                      --                 --
                                       -------------      -------------

Net loss before cumulative effect            (25,632)           (30,535)
of change in accounting principle

Cumulative effect of change in                    --             (4,993)
accounting principle
                                       -------------      -------------
Net loss                               $     (25,632)     $     (35,528)
                                       =============      =============
Net loss per common share:
Basic and diluted loss per share       $        (.59)     $       (0.71)
Cumulative effect of change in
accounting principle                              --              (0.12)
                                       -------------      -------------
Net loss per share                     $        (.59)     $       (0.83)
                                       =============      =============
Shares used to compute loss per
share, basic and diluted                      43,576             42,656


    See accompanying notes to consolidated financial statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
           Consolidated Condensed Statements of Cash Flows - Unaudited
                                 (In thousands)

                                                                  Nine months Ended
                                                                     September 30,
                                                               2001               2000
                                                           -------------      -------------

Net cash used in operating activities                      $     (14,659)     $     (23,954)
                                                           -------------      -------------

Cash flows from investing activities:
     Purchases of property and equipment, net                       (647)              (737)
     Acquisition of subsidiaries, net of cash acquired            (1,100)                --
                                                           -------------      -------------
     Net cash used in investing activities                        (1,747)              (737)
                                                           -------------      -------------


Cash flows from financing activities:
     Borrowings of long-term debt, net                            19,394             24,632
     Net proceeds from issuances of common stock                       7                 59
                                                           -------------      -------------
     Net cash provided by financing activities                    19,401             24,691
                                                           -------------      -------------
     Net increase in cash and cash equivalents                     2,995                 --
Cash and cash equivalents at beginning of year                        --                 --
                                                           -------------      -------------
Cash and cash equivalents at end of period                 $       2,995      $          --
                                                           -------------      -------------


Supplemental disclosures of cash flow information:

     Cash payments during the period for:
          Interest                                         $      15,997      $      12,731
          Income taxes                                                --                223
-------------------------------------------------------------------------------------------

          See accompanying notes to Consolidated Financial Statements.

                        PHYAMERICA PHYSICIAN GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Basis of Presentation

The accompanying consolidated financial statements of PhyAmerica Physician Group, Inc. (the "Company") are unaudited and, in the opinion of management, include all adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The Company has made certain reclassifications to financial information as of and for the three and nine months ended September 30, 2000. Such reclassifications have no impact on net loss or total shareholders' deficit. See Note 5 regarding restatement of the statements of operations for the three and nine months ended September 30, 2000.

(2) Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company's available-for-sale securities be included in other comprehensive income. For the quarters ended September 30, 2001 and 2000, comprehensive income is equal to the Company's net loss.

(3) Recent Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result for the acquisition, construction, development and or normal use of the assets. The Company also is to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. At this time, the Company is assessing the impact of SFAS No. 143 on its financial condition and results of operations.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 also supersedes Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement is effective for fiscal years beginning after December 15, 2001. At this time, the Company is assessing the impact of SFAS No. 144 on its financial condition and results of operations.

(4) Segment Information

During the quarters ended September 30, 2001 and 2000, the Company had 4 reportable segments: Emergency Physician Management, Government Services, Billing and Business Management Services and Divested Businesses. The Emergency Physician Management Group contracts principally with hospitals to identify and recruit physicians as candidates for admission to a client's medical staff and to coordinate the on-going scheduling of independent contractor physicians who provide clinical coverage in designated areas. While the Company also provides Obstetrics, Gynecology and Pediatrics Emergency Physician Management, the provision of contract management services to hospital emergency departments represents the Company's principal hospital-based service. The Government Services segment provides similar services to governmental agencies such as the Department of Defense and state and local governments. The Billing and Business Management Services segment provides support to independent contractor physicians, independent practices and other health care practitioners. These services are often provided as part of the Company's Emergency Physician Management Group and are also marketed independently to unaffiliated providers. Divested Businesses consist of 2 health plans, which were divested during 1998, and the wrap up of businesses divested prior to 1998. The Company also has a Corporate Group included in "All Other" that provides administrative services to the operating segments. "All Other" also includes amounts related to eliminations. As part of its evaluation of the carrying value of goodwill, management recorded an adjustment to reduce goodwill by approximately $250,000 during the quarter ended June 30, 2001, which was recorded in the Emergency Physician Management Segment.

                        Quarter ended September 30, 2001

---------------------------------- ------------- ----------- ----------- ---------- ------------ ----------- ---------
                                   Emergency                                        Total
                                   Physician     Gov't                   Divested   Reportable   All
(In Thousands)                     Management    Services    Billing     Segments   Segments     Other       Totals
---------------------------------- ------------- ----------- ----------- ---------- ------------ ----------- ---------
Revenue from external sources      $     72,936  $    5,660  $    6,156  $      --  $    84,752  $       --   $84,752
---------------------------------- ------------- ----------- ----------- ---------- ------------ ----------- ---------
Intersegment revenues                        --          --       6,950         --        6,950      (6,950)       --
---------------------------------- ------------- ----------- ----------- ---------- ------------ ----------- ---------
Interest expense                          4,892         322          --         --        5,214         181     5,395
---------------------------------- ------------- ----------- ----------- ---------- ------------ ----------- ---------
Depreciation and amortization             1,381           7         254         --        1,642          44     1,686
---------------------------------- ------------- ----------- ----------- ---------- ------------ ----------- ---------
Segment profit (loss)                    (7,668)       (237)      2,183         12       (5,710)     (2,497)   (8,207)
---------------------------------- ------------- ----------- ----------- ---------- ------------ ----------- ---------
Segment assets                           64,592       2,878       6,120      2,326       75,916       2,911    78,827
---------------------------------- ------------- ----------- ----------- ---------- ------------ ----------- ---------

                   Quarter ended September 30, 2000 (Restated)

---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
                                   Emergency                                       Total
                                   Physician     Gov't                 Divested    Reportable   All
(In Thousands)                     Management    Services    Billing   Segments    Segments     Other       Totals
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Revenue from external sources            70,391       6,230     5,191  $       --       81,812         (12)   $81,800
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Intersegment revenues                        --          --     6,303          --        6,303      (6,303)        --
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Interest expense                          2,695       1,900        32          --        4,627        (250)     4,377
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Depreciation and amortization             1,371           8       322          --        1,701          42      1,743
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Segment profit (loss)                    (5,475)       (839)      297           5       (6,012)     (4,507)   (10,519)
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Segment assets                           65,140       4,318     6,128       2,438       78,024       1,226     79,250
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------

                      Nine months ended September 30, 2001

---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
                                   Emergency                                       Total
                                   Physician     Gov't                 Divested    Reportable   All
(In Thousands)                     Management    Services    Billing   Segments    Segments     Other       Totals
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Revenue from external sources           216,309      16,609    18,364  $       --      251,282  $       --    251,282
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Intersegment revenues                        --          --    21,724          --       21,724     (21,724)        --
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Interest expense                         14,527         853        --          --       15,380         616     15,996
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Depreciation and amortization             4,098          19       765          --        4,882         (29)     4,853
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Segment profit (loss)                   (25,332)       (693)    6,713         (31)     (19,343)     (6,289)   (25,632)
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Segment assets                           64,592       2,878     6,120       2,326       75,916       2,911     78,827
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------

                 Nine months ended September 30, 2000 (Restated)

---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
                                   Emergency                                       Total
                                   Physician     Gov't                 Divested    Reportable   All
(In Thousands)                     Management    Services    Billing   Segments    Segments     Other       Totals
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Revenue from external sources           210,660      15,358    15,295  $       --      241,313         (35) $ 241,278
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Intersegment revenues                        --          --    19,784          --       19,784     (19,784)        --
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Interest expense                          8,564       3,852       189          --       12,605        (284)    12,321
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Depreciation and amortization             4,115          21       729           1        4,866         102      4,968
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Segment profit (loss)                   (21,486)     (1,952)    3,403           5      (20,030)    (10,505)   (30,535)
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------
Segment assets                           65,140       4,318     6,128       2,438       78,024       1,226     79,250
---------------------------------- ------------- ----------- --------- ----------- ------------ ----------- ----------

(5) Revenue Recognition

    On December 3, 1999, the Securities and Exchange Commission ("the Commission") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain views of the Commission in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 provides interpretative guidance on unbilled accounts receivable and related revenue recognition within the Company's industry. The Commission's guidance required the accounting change to be adopted by the Company in the quarter ended December 31, 2000 and reflected as a cumulative effect of a change in accounting principle as of January 1, 2000. Therefore, consistent with the Commission's guidance and changing industry practice for services provided under a percentage of collections basis within its billing segment, the Company began recognizing revenue at the time of collection on January 1, 2000. The impact of this change in accounting principle was to increase the Company's net loss for 2000 by approximately $5.0 million. The Statements of Operations for the quarter ended September 30, 2000 have been restated to reflect the adoption of SAB 101. The impact of restating the Statements of Operations for the quarter ended September 30, 2000 was to increase the Company's net loss for that quarter by approximately $0.1 million. There is no effect on cash flow resulting from this change. The impact for the nine month period ended September 30, 2000 was less than $0.1 million.


(6) Shareholders' Equity (Deficit)

    In the first quarter of 2001, common stock and additional paid-in capital increased $7,000 and $1.2 million respectively, due to the exercise of warrants. In the second quarter of 2001, the remaining unexercised warrants expired. The $0.4 million value ascribed to them at issuance was moved to Additional Paid-In Capital.


(7) Litigation

    On March 23, 2000, two (2) stockholders filed a lawsuit styled Bosco, et al
v. Scott, et al in the U.S. District Court for the District of Delaware, individually and on behalf of all those similarly situated, and derivatively as stockholders of the Company, alleging various class claims and derivative claims for relief, against the directors of the Company, the Company's senior lender and its Chairman, and against the Company itself. The case was transferred to the U.S. District Court for the Middle District of North Carolina on August 31, 2000. On August 21, 2001, following a mediation of this matter, the parties reached a settlement of all matters in dispute in exchange for the payment of $4.65 million. The settlement must be approved by the court. Following notice to the class members and subject to final approval by the court, the settlement funds will be distributed. The Company had previously recorded an accrual for its uninsured portion of this claim, so this settlement did not have a material impact on the Company's results of operations for the quarter ended September 30, 2001.

(8) Offer to Acquire Outstanding Common Stock

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

    In response to the offer by Dr. Scott, the Company's Board of Directors appointed three (3) outside Directors to a Special Committee to review and evaluate the terms of the proposal and make a full recommendation to the Board. The initial members of the Special Committee were Mr. Frederick Jinks, Mr. Ernie Bacon and Mr. Charles Potter.All were current members of the Board at the time of their appointment. The Special Committee engaged independent legal counsel and independent financial advisors to advise it in connection with its review and evaluation of the proposal. Subsequent to December 31, 2000, Mr. Jinks and Mr. Potter resigned from the Board of Directors and the Special Committee.

    Based on the report of the independent financial advisor, the Special Committee issued their report recommending that the Board of Directors accept the offer of Dr. Scott. The Board of Directors, on the recommendation of the Special Committee, approved the merger and the related merger agreement on October 15, 2001. The consummation of this proposed transaction is subject to, among other things, the approval of the merger agreement by the holders of a majority of outstanding shares of the Company's common stock at a special meeting of the shareholders.



Item 2

                        PHYAMERICA PHYSICIAN GROUP, INC.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE THIRD QUARTER ENDED SEPTEMBER 30, 2000


Operating Revenue, Net

      Net operating revenue in the third quarter of 2001 was $84.8 million, an increase of $3.0 million, or 3.7%, from operating revenues of $81.8 million as compared to the third quarter of 2000.

      The increase in the revenue of the core businesses was due to an increase in the number of visits processed by the billing company, an overall increase in collections for each occasion of service rendered in the Emergency Physician Management Business and increased net revenue in the Government Services Group. As compared to the same period a year ago, Emergency Physician Management experienced an increase of approximately $1.9 million or 2.7% due primarily to an increase in the collection rate used in the revenue accrual. The increase in the collection rate resulted from a regular re-evaluation of the historical collection rates for the active contracts. Government Services increased approximately $1.0 million or 21%. Billing and Business Management net revenue was essentially flat as compared to the same period in 2000.

Physician and Other Provider Services Costs and Expenses

      Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses decreased by approximately $1.0 million, or 1.6%, to approximately $61.9 million in the third quarter of 2001 from approximately $62.9 million in the third quarter of 2000. This was due to decreased expenses related to physician coverage during this quarter in the Emergency Physician Management Business.


Medical Support Services Costs and Expenses

      Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and Physician Business Management Services costs and expenses. Medical support services costs and expenses increased by $0.3 million, or 2.8%, to $12.3 million in the third quarter of 2001 from $12.0 million in the third quarter of 2000. Expenses in this category remained level with those of this period last year.


Selling, General and Administrative Costs and Expenses

      Selling, general and administrative costs and expenses decreased by $1.4 million or 10.5%, to $12.3 million in the third quarter of 2001 from $13.7 million in the third quarter of 2000. The decline in this category was due to decreases in a broad spectrum of expenses.

Related Party Income (Expense), Net

      Related party expense, net increased by $0.5 million to $1.0 million in the third quarter of 2001 from $0.5 of expense in the third quarter of 2000. This increase is primarily due to nonrecurring items in 2001.

Other Income (Expense)

        Other income (expense) increased $2.3 million to $5.5 million as compared to the third quarter of 2000. The change was due primarily to a $1.0 million increase in interest expense and the receipt of a settlement of litigation in the third quarter of 2000 that did not recur in 2001. The increased interest expense, was due to a higher level of outstanding amounts of debt incurred since the third quarter of 2000. The costs associated with the sale of eligible accounts receivable in the third quarter of 2001 and 2000 have been included in selling, general and administrative expenses.

Benefit (provision) for income taxes.

      There was no benefit (provision) for income taxes for the third quarter of 2001 and 2000. This is due to continued net operating losses.

Net Loss

      Primarily as a result of the foregoing, the Company reported a net loss of approximately $8.2 million in the third quarter of 2001 compared to a net loss of $10.5 million in the third quarter of 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000


Operating Revenue, Net

      Net operating revenue for the nine months ended September 30, 2001 was $251.3 million, an increase of $10.0 million, or 4.1 %, from operating revenues of $241.3 million as compared to the nine months ended September 2000.

      The increase in the revenue of the core businesses was due to an overall increase in visits by location, an overall increase in collections for each occasion of service rendered in the Emergency Physician Management Business and increased net revenue in both the Government Services Group and in Billing and Business Management Services. As compared to the same period a year ago, Emergency Physician Management experienced an increase of approximately $5.6 million or 2.7% due to an increase in the historical collection rate as previously noted as well as the addition of new business. Government Services increased approximately $1.3 million or 8.1% and Billing and Business Management increased by approximately $3.1 million or 20.0%.


Physician and Other Provider Services Costs and Expenses

      Physician and other provider services costs and expenses consist primarily of fees paid to physicians and other health care providers. Physician and other provider services costs and expenses increased by approximately $1.6 million, or 0.9% to approximately $186.3 million for the nine months ended September 30, 2001 from approximately $184.7 million for the nine months ended September 30, 2000. This was due to increased expenses related to other healthcare provider coverage earlier in the year in the Emergency Physician Management Business and increased expenses in the Government Services Group that resulted in the generation of increased revenue.


Medical Support Services Costs and Expenses

      Medical support services costs and expenses include all other direct costs and expenses of practice management activities, as well as billing, collection and physician business management services costs and expenses. Medical support services costs and expenses increased by $3.6 million, or 10.6%, to $37.7 million for the nine months ended September 30, 2001 from $34.1 million for the nine months ended September 30, 2000. Medical malpractice expenses contributed to the year to year increase.


Selling, General and Administrative Costs and Expenses

      Selling, general and administrative costs and expenses decreased by $4.1 million or 10.2%, to $36.2 million for the nine months ended September 30, 2001 from $40.3million for the nine months ended September 30, 2000. This is mainly due to decreases in Selling, General and Administrative expenses in all segments as well as a decrease in legal and consulting fees for the nine months ended September 30, 2001 as compared to the nine months ended September 30 of 2000.


Related Party Income (Expense), Net

      Related party expense, was flat at $1.1 million, for the nine months ended September 30, 2001 when compared to $1.3 million for the nine months ended September 30, 2000.

Other Income (Expense)

      Other income (expense) increased by approximately $4.1 million to $15.6 million for the nine months ended September 30, 2001 as compared to the same period in 2000. The change was due primarily to a $3.7 million increase in interest expense, and receipt of a settlement of litigation in the third quarter of 2000 that did not recur in 2001. The increased interest expense was due to a higher level of outstanding debt incurred since the end of the third quarter in 2000.

Benefit (provision) for income taxes.

      There was no benefit (provision) for income taxes for the third quarter of 2001 and 2000. This is due to continued net operating losses.

Net Loss

      Primarily as a result of the foregoing, the Company reported a net loss of approximately $25.6 million in the first nine months of 2001 compared to a net loss of $35.5 million in the first nine months of 2000. The net loss in 2000 included $5.0 million related to the cumulative effect of a change in an accounting principle, as further discussed in note 5.



LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary financing source consists of 3 accounts receivable sale programs with affiliates of National Century Financial Enterprises, Inc. ("NCFE"). Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services Business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of September 30, 2001, the Company received $74 million related to billed receivables (which is reflected as a reduction of trade accounts receivable, net) and approximately $187 million related to future receivables. Financing related to the purchase of future receivables is reflected as long-term debt in the accompanying financial statements. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2002. New Sale and Subservicing Agreements for the Coastal Program were signed effective March 30, 2001. The new agreements increase the funding availability to $150 million, fix the interest rate at 10.5% and extend the termination date to June 30, 2004. Including the new agreements, the purchase commitment has been increased to $295 million. Of the total purchase commitments of $295 million on these facilities, there is approximately $34 million of remaining availability for purchases as of September 30, 2001. As of September 30, 2001, NCFE held approximately $52 million in reserves ($15.2 million of which relates to billed receivables and $36.8 million of which relates to debt). These reserves are account balances maintained by a Trustee, to allow for repurchase of receivables, which may default or be underpaid by the insurance carriers. Pursuant to the Sale Agreement, the Company pays a program fee ranging from 10.5% to 12.50% per annum on the outstanding amount of uncollected purchased current and rights to future receivables.

      Under a separate loan and security agreement, an affiliate of NCFE has agreed to provide the Company with a revolving line of credit of up to $20 million through July 31, 2002. Interest on outstanding amounts under this line of credit is payable monthly at prime plus 3%. The line of credit is secured by substantially all of the Company's assets, including pledges of the Common stock of each of its subsidiaries. There is no outstanding balance as of September 30, 2001.

      The Company has met its cash requirements during the periods covered by the accompanying consolidated financial statements through the sale of certain existing and future accounts receivable, as more fully discussed below. The Company's principal uses of cash have been to support operating activities. Net cash used in operating activities decreased by $9.3 million, or 38.8%, for the nine months ended September 30, 2001, to $14.7 million as compared to $24.0 million for the nine months ended September 30, 2000. The Company's net use of cash to support operating activities resulted primarily from operating losses, including medical costs of providers, administrative expenses, legal and professional fees and information technology initiatives. Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2001. Net cash provided by financing activities decreased by $5.3 million, or 21.4%, to $19.4 million for the nine months ended September 30, 2001, from $24.7 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company had net borrowings of $19.4 million as compared to $24.6 million for the nine months ended September 30, 2000.

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

      Although the Company has continued its marketing efforts, the number of new contracts obtained has been lower than that historically experienced by the Company. Management attributes the reduced rate of new business development to several factors, including increased competition from local and regional groups, increased payment and reimbursement pressures on hospitals, consolidation and closures involving client hospitals and the Company's financial condition. Since the beginning of 2001, the Company has had a net decrease of ten contracts. While the Company believes it has an excellent record in providing services, it believes that its financial condition has been an impediment to the awarding of new contracts that it would otherwise have received. Hospital administrators have expressed concerns about awarding and renewing contracts both as to operational ability and financial viability of companies operating in the Company's industry. The Company believes its success is dependent upon retaining and renewing existing contracts, terminating poorly performing contracts and obtaining new hospital contracts.

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

      The Company has attempted to stabilize its labor force, limit the use of temporary personnel and non-physician independent contractors and minimize professional fees. Sterling's headquarters office in Miami, FL was closed in January 2000 and functions were transferred to the Corporate Office in Durham, NC. During 2000 and during the first nine months of 2001, some regional offices were closed, consolidated or reduced in size. Various administrative and support functions historically provided by the Corporate Office in Durham, NC have been significantly reduced, eliminated completely or redeployed to the operating companies requiring those functions.

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


Item 3


Quantitative and Qualitative Disclosures About Market Risk.

The table below provides quantitative disclosure information about the Company's market risk sensitive instruments as of September 30, 2001 and December 31, 2000. The market risk sensitive instruments are categorized as instruments entered into for other than trading purposes. The Company's primary market risk exposure is associated with debt obligations arising from 3 accounts receivable sale programs with affiliates of NCFE. These debt obligations are maintained at fixed interest rates. The details on how these programs are managed are described in the preceding section on Liquidity and Capital Resources. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency.

                                             Liabilities
                               --------------------------------------
                               September 30, 2001    December 31, 2000
                               --------------------------------------
   Long-term Debt
       Fixed Rate              194,788               $175,352
       Weighted Average
       Interest Rate             11.00%                 11.29%


      Forward-looking Information or Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors, including, but not limited to: the level and timing of improvements in the operations of the Company's businesses; the possibility that the Company may not be able to improve operations as planned; the inability to obtain continued and/or additional necessary working capital financing as needed; and other important factors discussed above under "Other Trends and Uncertainties" and disclosed from time to time in the Company's Form 10-K, Form 10-Q's and other periodic reports filed with the Securities and Exchange Commission.

                                     PART II

OTHER INFORMATION
-----------------


Item 1 - Legal Proceedings
--------------------------

   On March 23, 2000, two (2) stockholders filed a lawsuit styled Bosco, et al
v. Scott, et al in the U.S. District Court for the District of Delaware, individually and on behalf of all those similarly situated, and derivatively as stockholders of the Company, alleging various class claims and derivative claims for relief, against the directors of the Company, the Company's senior lender and its Chairman, and against the Company itself. The case was transferred to the U.S. District Court for the Middle District of North Carolina on August 31, 2000. On August 21, 2001, following a mediation of this matter, the parties reached a settlement of all matters in dispute in exchange for the payment of $4.65 million. The settlement must be approved by the court. Following notice to the class members and subject to final approval by the court, the settlement funds will be distributed. The Company had previously recorded an accrual for its uninsured portion of this claim, so this settlement did not have a material impact on the Company's results of operations for the quarter ended September 30, 2001.



Item 5 - Other Information


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

   In response to the offer by Dr. Scott, the Company's Board of Directors appointed three (3) outside Directors to a Special Committee to review and evaluate the terms of the proposal and make a full recommendation to the Board. The initial members of the Special Committee were Mr. Frederick Jinks, Mr. Ernie Bacon and Mr. Charles Potter.All were current members of the Board at the time of their appointment. The Special Committee engaged independent legal counsel and independent financial advisors to advise it in connection with its review and evaluation of the proposal. Subsequent to December 31, 2000, Mr. Jinks and Mr. Potter resigned from the Board of Directors and the Special Committee.

   Based on the report of the independent financial advisor, the Special Committee issued their report recommending that the Board of Directors accept the offer of Dr. Scott. The Board of Directors, on the recommendation of the Special Committee, approved the merger and the related merger agreement on October 15, 2001. The consummation of this proposed transaction is subject to, among other things, the approval of the merger agreement by the holders of a majority of outstanding shares of the Company's common stock at a special meeting of the shareholders.

Item 6. - Exhibits and Reports on Form 8-K



(a)   Exhibits
      --------

Exhibit
Number                          Description
------------------------------------------------------------------------------

10.1 Employment Agreement By and Between PhyAmerica Physician Group, Inc. and Marc V. Weiner. Dated June 1, 2001.

10.2 Employment Agreement By and Between PhyAmerica Physician Group, Inc. and Stanley K. Haines. Dated July 25, 2001.



(b)   Reports on Form 8-K
      -------------------

      None
------------------------------------------------------------------------------

                                    PART III

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

PHYAMERICA PHYSICIAN GROUP, INC.
--------------------------------
         (Registrant)

Name                              Title                         Date
-------------------------------------------------------------------------------


/S/ Steven M. Scott, M.D.
-------------------------
Steven M. Scott, M.D.     Chairman of the Board of         November 14,
                          Directors                        2001
                          President and Chief Executive
                          Officer


/S/ Stanley K. Haines
-------------------------
Stanley K. Haines         Executive Vice President,        November 14,
                          Chief Financial Officer          2001

                                 EXHIBIT INDEX
                                 -------------



Exhibit
Number                          Description
------------------------------------------------------------------------------

10.1 Employment Agreement By and Between PhyAmerica Physician Group, Inc. and Marc V. Weiner. Dated June 1, 2001.

10.2 Employment Agreement By and Between PhyAmerica Physician Group, Inc. and Stanley K. Haines. Dated July 25, 2001.