Form 10-Q/A
period 2001-09-30
PHYAMERICA PHYSICIAN GROUP INC
filed 2001-11-30
CIK 874787

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-Q/A

{X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 2001

                                       OR

{ } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        For the transition period from       to
                                                      -------

                        Commission File Number 001-13460
                                               ---------


                        PhyAmerica Physician Group, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   56-1379244
---------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
Incorporation or organization)                             Identification No.)

2828 Croasdaile Drive, Durham, NC                          27705
----------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

PhyAmerica Physician Group, Inc. hereby amends Items 1, 2, and 3 of Part I of its Report on Form 10-Q, dated and filed November 14, 2001:


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

             Unaudited Consolidated Condensed Statements of Cash Flows:
                  Nine months ended September 30, 2001 and 2000

             Notes to Consolidated Financial Statements (unaudited)


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3       Quantitative and Qualitative Disclosures About Market Risk


             SIGNATURES

                                     PART I

Item 1

                        PHYAMERICA PHYSICIAN GROUP, INC.
                     Consolidated Balance Sheets - Unaudited
                      (In thousands, except per share data)

                                                                                    September 30,                  December 31,

                                                                                        2001                          2000
                                                                                   --------------                  -----------
                                   Assets

Current assets:
    Cash and cash equivalents                                                    $         2,995                 $        ---
    Trade accounts receivable, net                                                        23,753                       32,514
    Reserves held by NCFE                                                                 15,226                       14,947
    Accounts receivable, other                                                               657                        1,301
    Receivables from related party                                                            58                          716
    Prepaid expenses and other current assets                                              7,375                        4,693
                                                                                   --------------                  -----------
Total current assets                                                                      50,064                       54,171
                                                                                   --------------                  -----------

Property and equipment, at cost, less accumulated depreciation                            10,808                       11,407
Excess of cost over fair value of net assets acquired, net                                16,457                       19,340
Other assets                                                                               1,498                        2,194
                                                                                   --------------                  -----------
Total assets                                                                     $        78,827                 $     87,112
                                                                                   ==============                  ===========

                Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
    Current maturities and other short-term borrowings                           $        45,156                 $      1,728
    Accounts payable                                                                      26,966                       28,957
    Accrued physician fees and medical costs                                              16,636                       18,054
    Accrued expenses                                                                       8,566                        7,211
                                                                                   --------------                  -----------
Total current liabilities                                                                 97,324                       55,950
                                                                                   ==============                  ===========

Long-term debt, excluding current maturities                                             151,318                      175,352
                                                                                   --------------                  -----------
Total liabilities                                                                        248,642                      231,302
                                                                                   ==============                  ===========

Shareholders' equity (deficit):
Series D convertible preferred stock:   shares authorized 1,200; no
shares issued and outstanding
Additional paid-in capital preferred stock                                                   ---                          ---

Common stock $.01 par value: shares authorized 100,000; shares issued
and outstanding 43,695 and 42,991, respectively                                              437                          430
Additional paid-in capital                                                               180,006                      178,331
Common stock warrants                                                                        ---                        1,675
Retained earnings (accumulated deficit)                                                (350,258)                    (324,626)
                                                                                   --------------                  -----------
Total shareholders' equity (deficit)                                                   (169,815)                    (144,190)
                                                                                   --------------                  -----------
Total liabilities and shareholders' equity (deficit)                             $        78,827                 $     87,112
                                                                                   ==============                  ===========



                                    See accompanying notes to consolidated financial statements.


                                                    PHYAMERICA PHYSICIAN GROUP, INC.
                                           Consolidated Statements of Operations - Unaudited
                                                 (In thousands, except per share data)

                                                                                               Three months ended
                                                                                                  September 30

                                                                                   2001                               2000
                                                                          -------------------------           ----------------------
                                                                                                                   (Restated)

Operating revenue, net                                                 $                    84,752        $                  81,800

Costs and expenses:
   Physician and other provider services                                                    61,854                           62,944
   Medical support services                                                                 12,292                           11,961
   Selling, general and administrative                                                      12,275                           13,712
   Related party expense, net                                                                  999                              468
                                                                          -------------------------           ----------------------
Total costs and expenses                                                                    87,420                           89,085
                                                                          -------------------------           ----------------------

Operating loss                                                                             (2,668)                          (7,285)
                                                                          -------------------------           ----------------------

Other income (expense):
   Interest expense                                                                        (5,395)                          (4,377)
   Interest income                                                                              79                               23
   Other related party expense, net                                                          (102)                            (102)
   Other, net                                                                                (121)                            1,222
                                                                          -------------------------           ----------------------
 Total other expense                                                                       (5,539)                          (3,234)
                                                                          -------------------------           ----------------------


Loss before income taxes                                                                   (8,207)                         (10,519)

Income taxes                                                                                   ---                              ---
                                                                          -------------------------           ----------------------

Net loss                                                               $                   (8,207)        $                (10,519)
                                                                          =========================           ======================

Net loss per common share:

Basic and diluted loss per share                                      $                     (0.19)       $                   (0.25)

Shares used to compute loss per share, basic and
diluted                                                                                     43,695                           42,764



                                   See accompanying notes to consolidated financial statements.

                                                    PHYAMERICA PHYSICIAN GROUP, INC.
                                           Consolidated Statements of Operations - Unaudited
                                                 (In thousands, except per share data)

                                                                                                Nine months ended
                                                                                                   September 30

                                                                                   2001                               2000
                                                                          -------------------------           ----------------------
                                                                                                                   (Restated)

Operating revenue, net                                                 $                   251,282        $                 241,278

Costs and expenses:
   Physician and other provider services                                                   186,306                          184,688
   Medical support services                                                                 37,707                           34,079
   Selling, general and administrative                                                      36,175                           40,323
   Related party expense, net                                                                1,146                            1,287
                                                                          -------------------------           ----------------------
Total costs and expenses                                                                   261,334                          260,377
                                                                          -------------------------           ----------------------

Operating loss                                                                            (10,052)                         (19,099)
                                                                          -------------------------           ----------------------

Other income (expense):
   Interest expense                                                                       (15,996)                         (12,321)
   Interest income                                                                             314                               70
   Other related party expense, net                                                          (141)                            (304)
   Other, net                                                                                  243                            1,119
                                                                          -------------------------           ----------------------
 Total other expense                                                                      (15,580)                         (11,436)
                                                                          -------------------------           ----------------------


Loss before income taxes                                                                  (25,632)                         (30,535)

Income taxes                                                                                   ---                              ---
                                                                          -------------------------           ----------------------

Net loss before cumulative effect of change in accounting principle                       (25,632)                         (30,535)

Cumulative effect of change in accounting principle                                            ---                          (4,993)
                                                                          -------------------------           ----------------------
Net loss                                                               $                  (25,632)        $                (35,528)
                                                                          =========================           ======================
Net loss per common share:

Basic and diluted loss per share                                       $                     (.59)        $                  (0.71)
Cumulative effect of change in accounting principle                                             --                           (0.12)
                                                                          -------------------------           ----------------------
Net loss per share                                                     $                     (.59)        $                  (0.83)
                                                                          =========================           ======================
Shares used to compute loss per share, basic and diluted                                    43,576                           42,656



                                  See accompanying notes to consolidated financial statements.

                                                    PHYAMERICA PHYSICIAN GROUP, INC.
                                      Consolidated Condensed Statements of Cash Flows - Unaudited
                                                             (In thousands)

                                                                                                        Nine months Ended
                                                                                                          September 30,


                                                                                                      2001                     2000
                                                                                            ---------------          ---------------

Net cash used in operating activities                                                     $       (14,659)         $       (23,954)
                                                                                            ---------------          ---------------

Cash flows from investing activities:

     Purchases of property and equipment, net                                                        (647)                    (737)

     Acquisition of subsidiaries, net of cash acquired                                             (1,100)                       --
                                                                                            ---------------          ---------------
     Net cash used in investing activities                                                         (1,747)                    (737)
                                                                                            ---------------          ---------------

Cash flows from financing activities:
     Borrowings of long-term and short-term debts, net                                              19,394                   24,632
     Net proceeds from issuances of common stock                                                         7                       59
                                                                                            ---------------          ---------------
     Net cash provided by financing activities                                                      19,401                   24,691
                                                                                            ---------------          ---------------
     Net increase in cash and cash equivalents                                                       2,995                       --
Cash and cash equivalents at beginning of year                                                         ---                       --
                                                                                            ---------------          ---------------
Cash and cash equivalents at end of period                                                $          2,995         $            ---
                                                                                            ---------------          ---------------

Supplemental disclosures of cash flow information:

     Cash payments during the period for:

          Interest                                                                        $         15,997         $         12,731
          Income taxes                                                                                  --                      223

------------------------------------------------------------------------------------------------------------------------------------

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

                        Quarter ended September 30, 2001

------------------------------ ----------  --------  -------  --------  ----------  -------- --------
                               Emergency                                Total
                               Physician   Gov't              Divested  Reportable  All
(In Thousands)                 Management  Services  Billing  Segments  Segments    Other
                                                                                             Totals
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Revenue from external sources     $72,936    $5,660   $6,156    $-----     $84,752      $---  $84,752
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Intersegment revenues                 ---       ---    6,950     -----       6,950   (6,950)      ---
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Interest expense                    4,892       322      ---     -----       5,214       181    5,395
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Depreciation and amortization       1,381         7      254     -----       1,642        44    1,686
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Segment profit (loss)             (7,668)     (237)    2,183        12     (5,710)   (2,497)  (8,207)
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Segment assets                     64,592     2,878    6,120     2,326      75,916     2,911   78,827
------------------------------ ----------  --------  -------  --------  ----------  -------- --------

                   Quarter ended September 30, 2000 (Restated)

------------------------------ ----------  --------  -------  --------  ----------  -------- --------
                               Emergency                                Total
                               Physician   Gov't              Divested  Reportable  All
(In Thousands)                 Management  Services  Billing  Segments  Segments    Other
                                                                                             Totals
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Revenue from external sources      70,391     6,230    5,191      $---      81,812      (12)  $81,800
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Intersegment revenues                 ---       ---    6,303       ---       6,303   (6,303)      ---
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Interest expense                    2,695     1,900       32       ---       4,627     (250)    4,377
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Depreciation and amortization       1,371         8      322        --       1,701        42    1,743
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Segment profit (loss)             (5,475)     (839)      297         5     (6,012)   (4,507) (10,519)
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Segment assets                     65,140     4,318    6,128     2,438      78,024     1,226   79,250
------------------------------ ----------  --------  -------  --------  ----------  -------- --------

                      Nine months ended September 30, 2001

------------------------------ ----------  --------  -------  --------  ----------  -------- --------
                               Emergency                                Total
                               Physician   Gov't              Divested  Reportable  All
(In Thousands)                 Management  Services  Billing  Segments  Segments    Other
                                                                                             Totals
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Revenue from external sources     216,309    16,609   18,364      $---     251,282      $---  251,282
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Intersegment revenues               -----       ---   21,724       ---      21,724  (21,724)      ---
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Interest expense                   14,527       853      ---       ---      15,380       616   15,996
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Depreciation and amortization       4,098        19      765       ---       4,882      (29)    4,853
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Segment profit (loss)            (25,332)     (693)    6,713      (31)    (19,343)   (6,289) (25,632)
------------------------------ ----------  --------  -------  --------  ----------  -------- --------
Segment assets                     64,592     2,878    6,120     2,326      75,916     2,911   78,827
------------------------------ ----------  --------  -------  --------  ----------  -------- --------

                 Nine months ended September 30, 2000 (Restated)

----------------------------- ---------- -------- -------- ---------- ---------- ---------- ----------
                              Emergency                               Total
                              Physician  Gov't              Divested  Reportable All
(In Thousands)                Management Services  Billing  Segments  Segments   Other
                                                                                            Totals
----------------------------- ---------- --------- -------- --------- ---------- ---------- ----------
Revenue from external sources   210,660    15,358   15,295      $---    241,313       (35)   $241,278
----------------------------- ---------- --------- -------- --------- ---------- ---------- ----------
Intersegment revenues               ---       ---   19,784       ---     19,784   (19,784)        ---
----------------------------- ---------- --------- -------- --------- ---------- ---------- ----------
Interest expense                  8,564     3,852      189       ---     12,605      (284)     12,321
----------------------------- ---------- --------- -------- --------- ---------- ---------- ----------
Depreciation and amortization     4,115        21      729         1      4,866        102      4,968
----------------------------- ---------- --------- -------- --------- ---------- ---------- ----------
Segment profit (loss)          (21,486)   (1,952)    3,403         5   (20,030)   (10,505)   (30,535)
----------------------------- ---------- --------- -------- --------- ---------- ---------- ----------
Segment assets                   65,140     4,318    6,128     2,438     78,024      1,226     79,250
----------------------------- ---------- --------- -------- --------- ---------- ---------- ----------

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

      In response to the offer by Dr. Scott, the Company's Board of Directors appointed three (3) outside Directors to a Special Committee to review and evaluate the terms of the proposal and make a full recommendation to the Board. The initial members of the Special Committee were Mr. Frederick Jinks, Mr. Ernie Bacon and Mr. Charles Potter. All were current members of the Board at the time of their appointment. The Special Committee engaged independent legal counsel and independent financial advisors to advise it in connection with its review and evaluation of the proposal. Subsequent to December 31, 2000, Mr. Jinks and Mr. Potter resigned from the Board of Directors and the Special Committee.

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

Selling, General and Administrative Costs and Expenses

            Selling, general and administrative costs and expenses decreased by $4.1 million or 10.2%, to $36.2 million for the nine months ended September 30, 2001 from $40.3 million for the nine months ended September 30, 2000. This is mainly due to decreases in Selling, General and Administrative expenses in all segments as well as a decrease in legal and consulting fees for the nine months ended September 30, 2001 as compared to the nine months ended September 30 of 2000.

Related Party Income (Expense), Net

            Related party expense, was flat at $1.1 million, for the nine months ended September 30, 2001 when compared to $1.3 million for the nine months ended September 30, 2000.

Other Income  (Expense)

            Other income (expense) increased by approximately $4.1 million to $15.6 million for the nine months ended September 30, 2001 as compared to the same period in 2000 that did not recur in 2001. The change was due primarily to a $3.7 million increase in interest expense, and receipt of a settlement of litigation in the third quarter of 2000. The increased interest expense was due to a higher level of outstanding debt incurred since the end of the third quarter in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary financing source consists of 3 accounts receivable sale programs with affiliates of National Century Financial Enterprises, Inc. ("NCFE"). Under these programs, NCFE purchases qualified receivables generated by the Company or acquired by the Company from independent contractor physicians. The proceeds from these sales are used to fund the Company's working capital needs. One program purchases receivables generated by the hospital contracts of the Company other than those acquired in the Sterling acquisition (the "Coastal Program"), one program purchases receivables generated by the hospital contracts acquired in the Sterling acquisition (the "Sterling Program"), and a third program purchases receivables generated in the Government Services Business (the "Government Program"). The Emergency Physician Management business and the Government Services business have not been able to generate sufficient receivables to sell to the programs to finance the ongoing working capital needs of the Company. NCFE has supported the Company by funding the purchase of receivables billed by the Company and those to be billed in the future by the Company. As of September 30, 2001, the Company received $74.3 million related to billed receivables (which is reflected as a reduction of trade accounts receivable, net) and approximately $186.5 million related to future receivables. Financing related to the purchase of future receivables in the Coastal Program and Sterling Program totaling $151.2 million is reflected as long-term debt in the accompanying financial statements. During the three months ended September 30, 2001, the financing related to the purchase of future receivables in the Government Program totaling $35.3 million was reclassified from long-term debt to current maturities of long-term debt since the expiration date of the program became less than 12 months into the future. The Company expects that the Government Program will be extended to 2003. The Sterling Program provides for the purchase of up to $95 million of receivables and terminates on June 30, 2003. The Government Program provides for the purchase of up to $50 million of receivables and terminates on June 30, 2002. New Sale and Subservicing Agreements for the Coastal Program were signed effective March 30, 2001. The new agreements increase the funding availability to $150 million, fix the interest rate at 10.5% and extend the termination date to June 30, 2004. Including the new agreements, the purchase commitment has been increased to $295 million. Of the total purchase commitments of $295 million on these facilities, there is approximately $34 million of remaining availability for purchases as of September 30, 2001. As of September 30, 2001, NCFE held approximately $52 million in reserves ($15.2 million of which relates to billed receivables and $36.8 million of which relates to debt). These reserves are account balances maintained by a Trustee, to allow for repurchase of receivables, which may default or be underpaid by the insurance carriers.

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


                                                                                     Liabilities
                                                             ---------------------------------------------------------------------
                                                             September 30, 2001                   December 31, 2000
                                                             ---------------------------------------------------------------------
      Short-term Debt                                        $45,156                              ---

      Long-term Debt

        Fixed Rate                                           $151,318                             $175,352

      Weighted Average Interest Rate                         11.00%                               11.29%


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

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report amendment has been signed by the following persons in the capacities and on the dates indicated.

PHYAMERICA PHYSICIAN GROUP, INC.
--------------------------------
     (Registrant)

Name                                                                  Title                                     Date
------------------------------------------------------------------------------------------------------------------------------------


/S/ Steven M. Scott, M.D.
---------------------------------------------------
---------------------------------------------------
 Steven M. Scott, M.D.                              Chairman of the Board of Directors                   November 30, 2001
                                                    President and Chief Executive Officer


/S/ Stanley K. Haines

---------------------------------------------------
---------------------------------------------------
 Stanley K. Haines                                  Executive Vice President,                            November 30, 2001
                                                    Chief Financial Officer